Form 10-Q
period 1998-06-30
GLOBAL VACATION GROUP INC
filed 1998-09-15
CIK 1061202

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED JUNE 30, 1998


Commission File No.  333-52673



                           GLOBAL VACATION GROUP, INC.
             (Exact name of Registrant as specified in its charter)


            NEW YORK                                          13-1894567
----------------------------------                     -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification Number)



1420 NEW YORK AVENUE, N.W., SUITE 550 WASHINGTON D.C.     20005
------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (202) 347-1800


           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             YES         NO  X
                                 ---        ---

As of September 9, 1998 there were 14,747,576 shares of Registrant's Common Stock outstanding.

                                      INDEX

                                                                              Page
                                                                              No.
                                                                              ---
PART I.   FINANCIAL INFORMATION.............................................. 3


Item 1.   Financial Statements(unaudited).................................... 3

                  General Information........................................ 3

                  Condensed Consolidated Balance Sheets as of
                  June 30, 1998, and December 31, 1997....................... 4

                  Condensed Consolidated Statements of Operations
                  for the Three and Six months Ended June 30, 1998
                  and 1997................................................... 5

                  Pro Forma Condensed Consolidated Statements of
                  Operations for The Three and Six Months Ended
                  June 30, 1998 and 1997..................................... 6

                  Condensed Consolidated Statement of Changes in
                  Shareholders' Equity (Deficit) for the Six Months Ended
                  June 30, 1998.............................................. 7

                  Condensed Consolidated Statements of Cash
                  Flows for the Six Months Ended June 30, 1998
                  and 1997................................................... 8

                  Notes to Condensed Consolidated Financial
                  Statements................................................. 9


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................ 16

                  Results of Operations...................................... 18
                  Liquidity and Capital Resources............................ 21


PART II.  OTHER INFORMATION.................................................. 24

Item 2.   Changes in Securities and Use of Proceeds.......................... 24

Item 4.   Submission of Matters to a Vote of Security Holders................ 25

Item 6.   Exhibits and Reports on Form 8-K................................... 25

ITEM  1.          FINANCIAL STATEMENTS

GENERAL INFORMATION


The condensed consolidated financial statements included herein should be read in conjunction with the Financial Statements of the Company and related notes thereto, the Pro Forma Combined Financial Statements of the Company and the related notes thereto, the Financial Statements of Haddon Holidays, Inc., Classic Custom Vacations, Globetrotters, Inc., and MTI Vacations, Inc., (together, the "Acquired Businesses") and related notes thereto, all of which are included in the Company's Registration Statement on Form S-1, File No. 333-52673 (the "Registration Statement"), which was declared effective on July 30, 1998 by the Securities and Exchange Commission (the "SEC"). The Registration Statement was filed in connection with the initial public offering of the Company's common stock, which was completed on August 5, 1998 (the "Offering").

                         GLOBAL VACATION GROUP, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                                                                     June 30,
                                                                                       1998                     December 31,
                                ASSETS                                              (unaudited)                    1997
                                                                              -----------------------      ----------------------
Current assets:

Cash and cash equivalents                                                     $               48,408       $               7,074
Short-term investments                                                                        22,666                         835
Accounts receivable, net of allowance of $857 and $861, respectively                          17,566                      10,637
Loans receivable from shareholders                                                               119                         103
Other current assets                                                                           3,216                         290
                                                                              -----------------------      ----------------------
                   Total current assets                                                       91,975                      18,939
                                                                              -----------------------      ----------------------

Property and equipment, net                                                                    4,636                         386
Related party and other long-term receivables                                                  2,516                           -
Intangible assets, net                                                                        66,627                           -
Other assets                                                                                   2,076                          50
                                                                              -----------------------      ----------------------
                   Total assets                                               $              167,830       $              19,375
                                                                              =======================      ======================

          LIABILITIES AND SHAREHOLDERS" EQUITY (DEFICIT)

Current liabilities:

Accounts payable and accrued expenses                                         $               60,805       $              15,759
Customer deposits                                                                             50,708                       1,541
Note payable                                                                                   4,000                           -
Loans payable to shareholders                                                                    329                       1,717
Current portion of long-term debt                                                              2,250                           -
                                                                              -----------------------      ----------------------
                   Total current liabilities                                                 118,092                      19,017

Long-term debt, net of current portion                                                        39,272                           -
                                                                              -----------------------      ----------------------
                   Total liabilities                                                         157,364                      19,017

Commitments and Contingencies

Class A Convertible Preferred stock, $1000 par value; no shares authorized, issued, or outstanding at December 31, 1997;
  100,000 shares authorized, 52,776 issued and outstanding
  as of June 30, 1998 (aggregate liquidation preference
  of $54,599).                                                                                54,599                           -

Shareholders' equity:

  Preferred Stock, $.01 par value, 6,000,000 shares authorized,
  no shares issued and outstanding.                                                                -                           -
  Common Stock, $.01 par value, 60,000,000 shares authorized,
  7,797,926 and 5,291,262 shares issued and outstanding, respectively.                            78                          53
  Additional paid-in capital                                                                   3,486                           -
  Retained (deficit) earnings                                                                (47,697)                        305
                                                                              -----------------------      ----------------------

                   Total shareholders' equity (deficit)                                      (44,133)                        358
                                                                              -----------------------      ----------------------
Total liabilities and shareholders' equity (deficit)                          $              167,830       $              19,375
                                                                              =======================      ======================

-----------------------------------------------------

See Notes to condensed consolidated financial statements.

                           GLOBAL VACATION GROUP, INC.
                 Condensed Consolidated Statements of Operations
                       (in thousands, except share data)
                                   (unaudited)

                                                        Three Months Ended            Six Months Ended
                                                     -----------------------      -----------------------
                                                             June 30,                     June 30,
                                                             --------                     --------
                                                       1998           1997          1998           1997
                                                     ---------      --------      ---------      --------
Net revenues                                         $ 19,509       $ 5,911       $ 21,986       $ 8,336
Operating expenses                                     14,964         4,589         17,996         7,409
                                                     ---------      --------      ---------      --------
                        Gross profit                    4,545         1,322          3,990           927

General and administration expenses                     2,182         2,045          3,753         3,174
Depreciation and amortization                             707            41            741            82
                                                     ---------      --------      ---------      --------
  Income (loss) from operations                         1,656          (764)          (504)       (2,329)
                                                     ---------      --------      ---------      --------

Other income (expense)
         Interest income                                  797            68            871           133
         Interest expense                                (900)            -           (914)            -
         Other                                             22            22             22            22
                                                     ---------      --------      ---------      --------
                        Total                             (81)           90            (21)          155
                                                     ---------      --------      ---------      --------

Income (loss) before income taxes                       1,575          (674)          (525)       (2,174)

(Provision for) benefit from income
  taxes                                                  (220)           (5)          (159)            5
                                                     ---------      --------      ---------      --------
                        Net income (loss)            $  1,355       $  (679)      $   (684)      $(2,169)

Dividends on Class A Convertible
  Preferred Stock                                       1,673             -          1,823             -
                                                     ---------      --------      ---------      --------
 Net loss available to common
  shareholders                                       $   (318)      $  (679)      $ (2,507)      $(2,169)
                                                     =========      ========      =========      ========
Net loss per share:
  Basic and diluted                                  $  (0.04)      $ (0.13)      $  (0.39)      $ (0.41)
                                                     =========      ========      =========      ========
Weighted average shares outstanding:
  Basic and diluted                                     7,701         5,291          6,408         5,291
                                                     =========      ========      =========      ========

PRO FORMA INCOME DATA:
Historical income (loss) before income               $  1,575       $  (674)      $   (525)      $(2,174)
  taxes, as reported
Pro forma (provision for) benefit from
  income taxes                                           (630)          270            210           870
                                                     ---------      --------      ---------      --------
Pro forma net income (loss)                          $    945       $  (404)      $   (315)      $(1,304)
                                                     =========      ========      =========      ========

Pro forma net income (loss) per share
                        Basic                        $   0.09       $ (0.08)      $  (0.04)      $ (0.25)
                                                     =========      ========      =========      ========
                        Diluted                      $   0.09       $ (0.08)      $  (0.04)      $ (0.25)
                                                     =========      ========      =========      ========
Pro forma weighted average shares outstanding:
                        Basic                          11,007         5,291          8,214         5,291
                                                     =========      ========      =========      ========
                        Diluted                        11,087         5,291          8,214         5,291
                                                     =========      ========      =========      ========

See Notes to condensed consolidated financial statements.

                          GLOBAL VACATION GROUP, INC.
           Pro Forma Condensed Consolidated Statements of Operations
                       (in thousands, except share data)
                                  (unaudited)

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                     June 30,
                                                        1998        1997             1998         1997
                                                     ---------------------        ----------------------
Net revenues                                         $  32,525   $  29,971        $   55,066   $  52,185
Operating expenses                                      26,831      25,134            49,109      47,638
                                                     ---------------------        ----------------------

               Gross profit                              5,694       4,837             5,957       4,547

General & administrative expenses                        2,858       2,564             5,588       4,704
Depreciation and amortization expense                      907         874             1,782       1,703
Settlement agreement legal expense                         -           625               -           856
                                                     ---------------------        ----------------------
Income (loss) from operations                            1,929         774            (1,413)     (2,716)

Other income (expense):

Interest income                                            998         977             2,049       1,800
Interest expense                                          (224)       (227)             (432)       (454)
Other income (expense), net                                 19         (32)               15         118
                                                     ---------------------        ----------------------
Income (loss) before income taxes                        2,722       1,492               219      (1,252)

(Provision for) benefit from income taxes               (1,144)       (598)             (143)        500
                                                     ---------------------        ----------------------
Net income (loss)                                    $   1,578   $     894        $       76   $    (752)
                                                     =====================        ======================
Pro forma net income (loss) per basic
  and diluted share                                  $    0.11   $    0.06        $     0.01   $   (0.05)
                                                     =====================        ======================
Pro forma weighted average shares
  outstanding - basic                                   14,748      14,748            14,748      14,748
                                                     =====================        ======================
Pro forma weighted average shares
  outstanding - diluted                                 14,828      14,748            14,828      14,748
                                                     =====================        ======================

See Notes to condensed consolidated financial statements

                          GLOBAL VACATION GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                       (in thousands, except share data)

                                                 REDEEMABLE                            SHAREHOLDERS' EQUITY (DEFICIT)
                                                 CONVERTIBLE        ------------------------------------------------------------
                                               PREFERRED STOCK            COMMON STOCK        ADDITIONAL
                                             ---------------------  ------------------------   PAID-IN     RETAINED
                                               SHARES     AMOUNT      SHARES        AMOUNT     CAPITAL     EARNINGS     TOTAL
                                             ---------------------  ------------------------  ----------  ----------  ----------
Balance, December 31, 1997                         -     $     -     5,291,262     $     53   $      -    $     305   $     358
        Redemption of common
           stock (unaudited) ..........            -           -    (1,799,025)         (18)         -      (14,728)    (14,746)
        Class A Convertible
           Preferred stock
           dividend (unaudited) .......         25,762      25,762          -             -          -      (25,762)    (25,762)
        Issuance of common and
           Class A Convertible
           Preferred stock
           (unaudited) ................         24,404      24,404   3,951,889           39      3,200           -        3,239
        Issuance of common and
           Class A Convertible
           Preferred stock in
           connection with the
           Acquisitions
           (unaudited) ................          2,610       2,610     353,800           4         286           -          290
        Accrued dividend on
           Class A Convertible
           Preferred stock
           (unaudited) ................            -         1,823         -             -           -       (1,823)     (1,823)
        Net loss (unaudited) ..........            -            -          -             -           -         (684)       (684)
        Distributions (unaudited) .....            -            -          -             -           -       (4,995)     (4,995)
        Fair value adjustment for
           securities available for
           sale, net ..................            -            -          -             -           -          (10)        (10)
                                             ---------   ---------  ----------     ---------  ----------  ----------  ----------
Balance, June 30, 1998
        (unaudited) ...................         52,776   $  54,599   7,797,926     $     78   $  3,486    $ (47,697)  $ (44,133)
                                             =========   =========  ==========     =========  ==========  ==========  ==========

           See Notes to condensed consolidated financial statements.

                           GLOBAL VACATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                      Six Months Ended
                                                                                          -----------------------------------------
                                                                                             June 30, 1998         June 30, 1997
                                                                                          -----------------------------------------
Cash flows from operating activities:

     Net loss                                                                             $             (684)     $         (2,169)
     Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                                    741                    82
        Amortization of deferred financing costs                                                          43                     -
        Changes in assets and liabilities, excluding effect of acquisitions
                   Accounts receivable                                                                 3,188                (1,266)
                   Other assets                                                                        1,268                   (68)
                   Accounts payable and accrued liabilities                                           14,347                 5,815
                   Customer deposits                                                                  (1,403)                   42
                   Other liabilities                                                                   1,917                     -

                                                                                          ------------------      -----------------
     Net cash provided by operating activities                                                        19,777                 2,436
                                                                                          -------------------     -----------------

     Cash flows from investing activities:

        Purchase of property and equipment                                                              (656)                 (116)
        Net sales (purchases) of investments                                                            (150)               (5,272)
        Acquisitions, net of cash acquired                                                           (29,629)                    -
                                                                                          -------------------     -----------------

     Net cash used in investing activities                                                           (30,435)               (5,388)
                                                                                          -------------------     -----------------

     Cash flows from financing activities:

        Net (repayments) borrowings on loans to/from  shareholders                                    (3,223)                1,082
        Distributions to shareholders                                                                 (4,995)                  (17)
        Proceeds from (repayments of) borrowings under credit agreement, net                          41,488                     -
        Deferred financing costs                                                                      (1,075)                    -
        Redemption of common stock                                                                   (10,746)                    -
        Proceeds from issuance of common and Class A Convertible Preferred
           stock, in connection with the acquisitions                                                  2,900                     -
        Proceeds from issuance of common and Class A Convertible
           Preferred stock                                                                            27,643                     -
                                                                                          -------------------     -----------------
   Net cash provided by financing activities                                                          51,992                 1,065
                                                                                          -------------------     -----------------
   Net increase (decrease) in cash and cash equivalents                                               41,334                (1,887)
   Cash and cash equivalents beginning of period                                                       7,074                 5,677
                                                                                          -------------------     -----------------
   Cash and cash equivalents end of period                                                $           48,408      $          3,790
                                                                                          ===================     =================

Supplemental disclosure of cash flow information:                                                1998                   1997
                                                                                          -----------------------------------------
   Cash paid for:
         Taxes                                                                            $              306                     -
Supplemental disclosure of non cash investing and financing activities

   Issuance of promissory note in connection with the redemption
         of common stock                                                                  $            4,000                     -
   Class A Convertible Preferred stock dividend                                           $           25,762                     -
   Dividend accretion on Class A Convertible Preferred stock                              $            1,823                     -
-------------------------------------------------------------
 See Notes to condensed consolidated financial statements.

                           GLOBAL VACATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  General

  Global Vacation Group, Inc. ("GVG" or the "Company") assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers through retail travel distributors, such as travel agents, and other distribution channels including the Internet and affinity groups. In March 1998 the Company was recapitalized and between March 1998 and May 1998 acquired the stock or assets of four other vacation providers. Through the acquisitions, GVG acquired the outstanding capital stock of Haddon Holidays, Inc.,("Haddon"), Classic Custom Vacations ("Classic") and Globetrotters, Inc. ("Globetrotters") and substantially all the assets of MTI Vacations, Inc. ("MTI") (collectively, the "Acquisitions"). The consideration for the Acquisitions consisted of cash. Each acquisition has been accounted for under the purchase method of accounting. The accompanying financial statements as of June 30, 1998 and for the three-month and six-month periods ended June 30, 1997 and 1998 include the results of operations for each of the Acquisitions from their respective acquisition dates in 1998.


In March 1998, the Company changed its name from Allied Bus Corp. to Global Vacation Group, Inc. The Company had previously operated under the trade name "Allied Tours." The name change was concurrent with a recapitalization of the Company (the "Recapitalization").

  Because of the significance of the Acquisitions in 1998, pro forma combined statements of operations have been prepared for the three and six month periods ended each of June 30, 1998 and 1997. The pro forma financial statements give effect to the results of the Company combined with the Acquisitions as if the Acquisitions and the Company's initial public offering had occurred as of January 1, 1997, with certain adjustments associated with the Acquisitions and the initial public offering. These adjustments (the "Pro Forma Adjustments") include amortization of goodwill resulting from the Acquisitions, adjustments to salaries and bonuses to prior owners and key executives, the application of net proceeds from the initial public offering to repay certain indebtedness, the conversion of redeemable preferred stock into shares of common stock, and the provision for income taxes as a C corporation. The pro forma combined statements of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have been if such transactions had occurred on these dates and are not necessarily representative of the Company's results of operations for any future period. Because the Acquisitions were not under common control arrangement, the pro forma combined results may not be comparable to, or indicative of, future performance.


2.  Summary of Significant Accounting Policies

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  The quarterly condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC and include, in the opinion of the Company, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts in the March 31, 1998 pro forma statements of operations have been reclassified to conform to the June 30, 1998 presentation. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Registration Statement. The results of operations for the three- and six-month periods ended each of June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

  There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 to the Consolidated Financial Statements and related Notes thereto included in the Company's Registration Statement.

Initial Public Offering

  In August 1998, the Company completed an initial public offering of its common stock. The offering placed 3,000,000 shares of the Company's common stock at a price of $14.00 per share, yielding net proceeds (after underwriting discounts, commissions and other professional fees) to the Company of approximately $36.2 million. The Company used all of the net proceeds to repay borrowings under its credit facility. In connection with the offering, the Company's outstanding Class A Convertible Preferred Stock (the "Convertible Preferred") automatically converted into shares of the Company's common stock at $14.00 per share.

Increase in Authorized Shares, Stock Split, and Conversion

  In connection with the Company's initial public offering, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of common stock to 60,000,000, par value $0.01 per share, and authorized 6,000,000 shares of undesignated preferred stock, par value $0.01 per share. The Company effected a 12.2-for-one stock split of the common stock. All share and per share amounts have been retroactively adjusted to give effect to these events. In addition, effective as of the closing date of the offering, all shares of the Convertible Preferred outstanding, plus any accrued and unpaid dividends on such shares as of the closing date of the offering, were converted into shares of common stock at the initial public offering price.

Net Revenues

  Net revenues consist primarily of markups on travel packages. The Company recognizes net revenue when earned on the date of travel. The Company estimates and records accruals for cancellations and changes to reservations booked. For the three months ended each of June 30, 1998 and 1997, net revenues are derived from sale of travel products and services with a value of $105.5 million, and $31.4 million, respectively, net of $86.0 million, and $25.5 million, respectively, in direct costs to suppliers. For the six months ended each of June 30, 1998 and 1997, net revenues are derived from sale of travel products and services with a value of $122.7 million and $48.5 million, respectively, net of $100.7 million and $40.2 million, respectively, in direct costs to suppliers.

Net Income (Loss) per Common Share

  The Company has implemented Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic income or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase shares of common stock that were outstanding at the three- and six-month periods ended June 30, 1998 and 1997 were not included in the computation of diluted loss per share as their effect would be anti-dilutive.

The pro forma basic and diluted weighted average common shares outstanding for the three- and six-month periods ended June 30, 1998, give effect to the assumed conversion of the outstanding Convertible Preferred stock into common stock, and assume that the Company was a C Corporation for the entire period. For the three-month period ended June 30 ,1998 diluted income per share includes the dilutive effect of stock options outstanding as follows (in thousands)

                                                                                   Three Months
                                                                                  June 30, 1998
                                                                           -----------------------------
                   Pro forma common shares outstanding - Basic                                   11,007
                   Dilutive effect of stock options                                                  80
                                                                           -----------------------------
                   Pro forma common shares outstanding - dilutive                                11,087
                                                                           =============================

New Accounting Standards

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 will have no impact on the Company's results of operations, financial position, or cash flows.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The adoption of SFAS No. 131 will have no impact on the Company's results of operations, financial position or cash flow.


In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Management believes the impact of adopting this statement will not have a material impact upon the Company's results of operations or financial position.

3. Acquisitions

     Since March 1998, the Company has acquired Haddon, Classic and Globetrotters and substantially all of the assets of MTI. Each of the Acquired Businesses was acquired for cash. The Company financed these acquisitions with proceeds from the issuance of additional shares of Convertible Preferred and common stock and from borrowings under its credit facility. The acquisition of each of these business has been accounted for as a purchase for financial reporting purposes. The Company allocated the excess of the purchase price over the fair value of net tangible assets acquired primarily to goodwill. The Company amortizes` amounts allocated to goodwill over 35 years for financial reporting purposes.

Haddon

     On March 30, 1998, the Company purchased all of the outstanding capital stock of Haddon, a packaged vacation provider that historically has provided air, hotel and ground transportation packages for travelers to Hawaii. The Company paid a purchase price of approximately $7.5 million. In addition, the Company incurred direct acquisition costs of approximately $268,000. The Company financed the cash purchase price and the direct acquisition costs with $4.9 million in proceeds from the issuance of common stock and Convertible Preferred, and $2.4 million in borrowings under its credit facility. In connection with the acquisition of Haddon, the Company sold 61,000 shares of common stock, valued at $0.82 per share, and 450 shares of Convertible Preferred, valued at $1,000 per share, to the former shareholders of Haddon.

Classic

     In April 1998, the Company purchased all of the outstanding capital stock of Classic, a packaged vacation provider. The Company paid a purchase price of $17.1 million, all of which was paid in cash. In addition, the Company incurred direct acquisition costs of approximately $2.0 million. The Company financed the cash purchase price and the direct acquisition costs with proceeds from the issuance of $6.7 million of Convertible Preferred and $13.1 million in borrowings under its credit facility. The proceeds from this sale and borrowing also provided approximately $700,000 in working capital.

MTI

     In May 1998, the Company acquired substantially all of the assets of MTI, a packaged vacation provider that (i) provides vacation packages for travelers to Hawaii (ii) provides packages for Amtrak-sponsored vacations (iii) operates the reservation system associated with packaged vacations sponsored by Hyatt and
(iv) provides credit card reward fulfillment programs. The Company paid a purchase price of $26.4 million. In addition, the Company incurred direct acquisition costs of approximately $881,000. The Company financed the cash purchase price and direct acquisition costs with proceeds from the issuance of $15.5 million of Convertible Preferred and $11.1 million in borrowings under its credit facility. The proceeds from this sale and borrowing also provided approximately $1.7 million in working capital. In connection with the acquisition of substantially all of the assets of MTI, the Company sold 292,800 shares of common stock, valued at $0.82 per share, and 2,160 shares of Convertible Preferred, valued at $1,000 per share, to an affiliate of the seller.

     The Company entered into an agreement with a former affiliate of MTI, whereby the affiliate will provide the Company with management information system ("MIS") support relating to MTI's computer reservation system and related functions. See Note 5.

Globetrotters

     In May 1998, the Company purchased all of the outstanding capital stock of Globetrotters, a packaged vacation provider that historically has provided vacation packages, primarily for the Florida, Mexico and Caribbean markets. The Company paid a purchase price of $5.4 million, of which $3.4 million was paid in cash, with the remaining $2.0 million paid through the forgiveness of related-party debt. In addition, the Company incurred direct acquisition costs of approximately $232,000. The Company financed the cash purchase price and the direct acquisition costs with proceeds from the issuance of $551,000 of Convertible Preferred, $1.9 million in borrowings under its credit facility and $1.3 million from working capital.

     The purchase price has been allocated on a preliminary basis as follows for each of the Acquisitions (in thousands):

                                                              Haddon       Classic         MTI        Globetrotters          Total
                                                              ------       -------         ---        -------------          -----
        Cash and investments.............................. $    3,475    $   25,642    $   19,913   $    2,663         $   51,693
        Accounts receivable and other current assets......      1,041         8,108         3,920        2,907             15,976
        Fixed assets and other assets.....................         90         2,426         1,696        1,065              5,277
        Goodwill..........................................      9,471        18,872        30,705        6,888             65,936
        Liabilities assumed and direct acquisition costs..     (6,359)      (35,988)      (28,953)      (7,941)           (79,241)
                                                           ----------    ----------    ----------   ----------         ----------
                  Total................................... $    7,718    $   19,060    $   27,281   $    5,582         $   59,641
                                                           ==========    ==========    ==========   ==========         ==========


4. Commitments and Contingencies

     The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made on the accompanying financial statements.

5. Subsequent Event

  In connection with the acquisition of MTI, the Company entered into an information and business systems outsourcing arrangement with Trase-Miller Solutions, Inc. ("Trase-Miller Solutions"), a former affiliate of MTI. On August 14, 1998, the Company, Trase-Miller Solutions and the majority shareholder of Trase-Miller Solutions entered into an agreement with a term ending on April 30, 2006 (the "Outsourcing Agreement") to expand this outsourcing agreement to provide a common platform system for all the Company's businesses (other than the business systems associated with the Company's in-bound business). During the term of the Outsourcing Agreement, Trase-Miller Solutions will provide to the Company information systems and related services, including operating services, system maintenance, general management and support and implementation and migration services. From April 1, 1999 through April 30, 2006, The Company will pay Trase-Miller Solutions for the services provided under the Outsourcing Agreement on a cost-plus 20% basis and will pay royalty fees of $17.5 million in the aggregate. In connection with the Outsourcing Agreement, the Company also paid $6.75 million to acquire an option, exercisable through January 10, 1999, to purchase all of the outstanding stock of Trase-Miller Solutions. In the event the Company exercises this option, the purchase price will be $18.8 million, subject to certain adjustments and to a credit for the amount paid by the Company to acquire the option. If the Company does not exercise the option, the amounts paid to acquire the option will be credited over three years beginning April 1, 1999 against payments owing to Trase-Miller Solutions under the Outsourcing Agreement.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     FORWARD-LOOKING INFORMATION

     The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. A number of important factors, including those identified above under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-52673) (the "Registration Statement") which hereby is incorporated by reference, as well as factors discussed elsewhere in this Form 10-Q, could cause the Company's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) changes in general economic conditions and other factors that affect demand for travel products or services; (ii) changes in the vacation travel industry; (iii) changes in the Company's relationships with travel suppliers; (iv) competitive factors (including changes in travel distribution methods); and (v) the success of the Company's operating and growth strategies (including the ability to integrate acquisitions into Company operations, the ability of acquired companies to achieve satisfactory operating results and the ability of the Company to manage the transition to an integrated information platform). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.


Overview

  Global Vacation Group, Inc. ("GVG" or the "Company") assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers through retail travel distributors, such as travel agents, and other distribution channels including the Internet and affinity groups. In March 1998 the Company was recapitalized and between March 1998 and May 1998 acquired the stock or assets of four other vacation providers. Through the acquisitions, GVG acquired the outstanding capital stock of Haddon Holidays, Inc.,("Haddon"), Classic Custom Vacations, Inc. ("Classic") and Globetrotters, Inc. ("Globetrotters") and substantially all the assets of MTI Vacations, Inc. ("MTI") (collectively, the "Acquisitions"). The consideration for the Acquisitions consisted of cash. Each acquisition has been accounted for under the purchase method of accounting. The accompanying financial statements as of June 30, 1998 and for the three-month and six-month periods ended June 30, 1997 and 1998 include the results of operations for each of the Acquisitions from their respective acquisition dates in 1998.

     Net revenues include commissions and markups on travel products and services, volume bonuses received from travel suppliers, cancellation fees and other ancillary fees such as travel insurance premiums and are recognized upon the commencement of travel. For the three and six months ended June 30, 1998, the Company had net revenues of $19.5 million and $22.0 million, respectively, and net income (loss) (before dividends on Class A preferred stock) of $1.4 million and ($684,000), respectively, derived from a total dollar value of travel products and services of $105.5 million and $122.7 million, respectively. For the three- and six-month periods ended June 30, 1997, the Company had net revenues of $5.9 million and $8.3 million, respectively, and net (loss) of ($679,000) and ($2.2 million), respectively, derived from a total dollar value of travel products and services of $31.4 million and $48.6 million, respectively.

     Operating expenses include travel agent commissions, salaries, telecommunications, advertising and other costs associated with the selling and processing of travel reservations, products and services. Commission payments to travel agents are typically based on a percentage of the price paid for the travel product or service, but in certain circumstances are fixed dollar amounts. Reservations agents are compensated either on an hourly basis, a commission basis or a combination of the two. The Company's telephone costs primarily relate to the cost of incoming calls on toll-free numbers. General and administrative expenses consist primarily of compensation and benefits to administrative and other non-sales personnel, fees for professional services, depreciation of equipment and other general office expenses.

     In connection with the Recapitalization and the Acquisitions, the Company is restructuring certain operations of the companies acquired in the Acquisitions (the "Acquired Businesses"). The Company's objective is to realize certain savings from the combination of the Acquired Businesses as a result of consolidating certain operating expenses such as telecommunications, advertising and promotional programs and from consolidating or outsourcing certain administrative functions, including technology and software development, insurance, employee benefits and other administrative expenses. The Company has accrued certain costs of restructuring the Acquired Businesses totaling approximately $3.4 million related to closing redundant acquired facilities and making severance payments to terminated employees following the Acquisitions. The Company anticipates that the annual savings associated with the closing of these redundant acquired facilities will be approximately $3.2 million before provision for income taxes (the "Facility Savings"), of which approximately 80% are expected to be realized in 1999 and 100% are expected to be realized in subsequent years; however, these anticipated savings have not been reflected in the Unaudited Pro Forma Condensed Combined Statements of Operations.

     The Company derives a significant portion of its pre-tax income from interest earned on funds related to customer deposits and prepayments for vacation products. Generally, the Company requires a deposit within one week of making a travel reservation. Reservations are typically made two to three months prior to departure. Additionally, for packaged tours, the Company generally requires that the entire cost of the vacation be paid in full 45 to 60 days before departure, unless reservations are made closer to departure. While terms vary, the Company generally pays for the vacation components after the customer's departure. In the period between receipt of a deposit or prepayment and the payment of related expenses, these funds are invested in cash and investment-grade securities. This cycle is typical in the packaged tour industry and earnings generated on deposits and prepayments are integral to the Company's operating model and pricing strategies. For 1997 on a pro forma as adjusted basis, the Company had interest income of $4.3 million (or 60.6% of income before income taxes), substantially all of which was derived from interest on customer deposits and advance payments. For the three- and six-month periods ending June 30, 1998, the Company had interest income of $797,000 (50.6% of income before tax provision) and $871,000 (165.9% of loss before tax benefit), respectively.

Pro Forma Results of Operations for the Three Months June 30, 1998

     Management believes that period-to-period comparisons of the Company's historical financial results are not necessarily meaningful and should not be relied upon as an indication of future performance given the impact of the Acquired Businesses on the Company's financial results.

     The following table summarizes the Company's historical and pro forma as adjusted results of operations as a percentage of net revenues for the three months ended each of June 30, 1998 and June 30, 1997.


                                                                          THREE MONTHS ENDED           THREE MONTHS ENDED
                                                                            JUNE 30, 1998                JUNE 30, 1997
                                                                            -------------                -------------
                                                                                     PRO FORMA                     PRO FORMA
                                                                        ACTUAL      AS ADJUSTED       ACTUAL       AS ADJUSTED
                                                                        ------      -----------       ------       -----------
             Net revenues........................................       100.0%        100.0%          100.0%          100.0%
             Operating expenses..................................        76.7          82.5            77.6            83.9
                                                                       ------       -------         -------         -------
                  Gross profit ..................................        23.3          17.5            22.4            16.1
                                                                       ------       -------         -------         -------
             General and administrative
                expenses                                                 11.2           8.8            24.0             8.6

             Depreciation and amortization.......................         3.6           2.8             0.7             2.9

             Settlement agreement legal expense..................          --            --            10.6             2.0
                                                                       ------       -------         -------          ------

                  Income (loss) from operations..................         8.5           5.9           (12.9)            2.6
                                                                       ------       -------         -------          ------
             Interest income.....................................         4.1           3.1             1.2             3.3
             Interest expense....................................        (4.6)         (0.7)            0.0            (0.8)
             Other income (expense)..............................         0.1           0.1             0.3            (0.1)
                                                                       ------       -------         -------          -------

             Income (loss) before (provision for) benefit
               from income taxes.................................         8.1           8.4           (11.4)            5.0

             (Provision for) benefit from income taxes...........        (1.1)         (3.5)            0.0            (2.0)
                                                                       -------      --------        -------          -------
                  Net income (loss)..............................         7.0%          4.9%         (11.4)%            3.0%
                                                                       ======       =======         =======          ======

     Pro forma net revenues for the three months ended June 30, 1998 and 1997 were $32.5 million and $30.0 million, respectively, which, for each period, reflects the combined net revenues of the Company and the Acquired Businesses for such period, less $582,000 in 1997 of historical net revenues for product lines discontinued by MTI prior to its acquisition. This increase of approximately 8.3% is due primarily to increases in revenue generated per passenger traveled.

\
     The Company's net revenues generally are highest in the second and third quarters of the year, while its expenses generally are highest in the first and fourth quarters. The impact of seasonality is more pronounced with respect to the Company's in-bound U.S. business than with respect to the Company's other business because international travel to the United States is heavily concentrated in the summer months.

     Pro forma operating expenses for the three months ended June 30, 1998 and 1997, were $26.8 million and $25.1 million, respectively, or 82.5% and 83.9%, respectively, of pro forma net revenues. The resulting improvement in pro forma gross profit is due primarily to the increase in revenue generated per passenger traveled.

     Pro forma general and administrative expenses for the three months ended June 30, 1998 and 1997 were $2.9 million and $2.6 million, respectively, or 8.8% and 8.6%, respectively, of pro forma net revenues. As a percentage of net revenues, pro forma general and administrative expenses were lower than the Company's historical general and administrative expenses due to the pro forma elimination of $51,000 and $1.4 million for the three months ended June 30, 1998 and 1997, respectively, representing the difference between contracted reductions in compensation to previous owners and management and contracted compensation for the Company's new management team.

     Pro forma depreciation and amortization (other than amortization of goodwill) for the three months ended June 30, 1998 and 1997 was $907,000 and $874,000, respectively, or 2.8% and 2.9%, respectively, of pro forma net revenues.

     Pro forma results for the three months ended June 30, 1997 were impacted by a non-recurring expense of $625,000 related to a law suit at one of the acquired companies. Excluding the effect of the non-recurring expense, pro forma net income for the three months ended June 30, 1997 would have been $1.3 million.

     Pro forma as adjusted interest income for the three months ended June 30, 1998 and 1997 was $998,000 and $977,000 respectively, or 3.1% and 3.3%, respectively, of pro forma net revenues.

     Pro forma as adjusted interest expense for the three months ended June 30, 1998 and 1997 was $224,000 and $227,000, respectively.

     The pro forma as adjusted (provision for) income taxes for the three months ended June 30, 1998 and 1997 would have been ($1.1 million) and ($598,000), respectively, at an assumed tax rate of approximately 40.0%, reflecting a termination of the Company's S Corporation status.

     Pro forma as adjusted net income for the three months ended June 30, 1998 and 1997 was $1.6 million and $894,000, respectively, or 4.9%, and 3.0%, respectively, of pro forma net revenue. The increase in pro forma as adjusted net income is primarily due to the improved gross profit percentage in 1998 and the settlement agreement legal expenses related to 1997.

     Pro Forma Results of Operations for the Six Months June 30, 1998


                                                                      SIX MONTHS ENDED               SIX MONTHS ENDED
                                                                       JUNE 30, 1998                  JUNE 30, 1997
                                                                       -------------                  -------------
                                                                                 PRO FORMA                    PRO FORMA
                                                                 ACTUAL         AS ADJUSTED       ACTUAL     AS ADJUSTED
                                                                --------        -----------      --------    -----------
         Net revenues........................................    100.0%            100.0%         100.0%        100.0%
         Operating expenses..................................     81.9              89.2           88.9          91.3
                                                                ------            ------         ------        ------
              Gross profit...................................     18.1              10.8           11.1           8.7
                                                                ------            ------         ------        ------

         General and administrative expenses.................     17.1              10.1           27.8           9.0

         Depreciation and amortization.......................      3.3               3.2            0.9           3.3

         Settlement agreement legal expense..................       --                --           10.3           1.6
                                                                ------            ------         ------        ------

              Income (loss) from operations..................     (2.3)             (2.5)         (27.9)         (5.2)
                                                                ------            ------         ------        ------
         Interest income.....................................      4.0               3.7            1.6           3.4
         Interest expense....................................     (4.2)             (0.8)           0.0          (0.8)
         Other income (expense)..............................      0.1                --            0.3           0.2
                                                                ------            ------         ------        ------
         Income (loss) before (provision for) benefit
           From income taxes.................................     (2.4)              0.4          (26.0)         (2.4)

         (Provision for) benefit from income taxes...........     (0.7)             (0.2)          (0.0)          1.0
                                                                ------            ------         ------        ------
              Net income (loss)..............................     (3.1)%             0.2%         (26.0)%        (1.4)%
                                                                 =====             =====          =====         =====

     Pro forma net revenues for the six months ended June 30, 1998 and 1997, respectively, were $55.1 million and $52.2 million, respectively, which reflects the combined net revenues of the Company and the Acquired Businesses for each period, less $1.0 million in 1997 of historical net revenues for product lines discontinued by MTI prior to its acquisition. This increase of approximately 5.5% is due primarily to increases in revenue generated per passenger traveled.

     Pro forma operating expenses for the six months ended June 30, 1998 and 1997, were $49.1 million and $47.6 million, respectively, or 89.2% and 91.3%, respectively, of pro forma net revenues. The resulting improvement in pro forma gross profit is due primarily to the increase in revenue generated per passenger traveled.

     Pro forma general and administrative expenses for the six months ended June 30, 1998 and 1997 were $5.6 million and $4.7 million, respectively, or 10.1.% and 9.0%, respectively, of pro forma net revenues. As a percentage of net revenues, pro forma general and administrative expenses were lower than the Company's historical general and administrative expenses due to the pro forma elimination of $1.7 million and $2.0 million for the six months ended June 30, 1998 and 1997, respectively, representing the difference between contracted reductions in compensation to previous owners and management and contracted compensation for the Company's new management team, as well as the $1.0 million in expenses incurred in the first three months of 1998 in connection with the Recapitalization.


     Pro forma depreciation and amortization for the six months ended June 30, 1998 and 1997 was $1.8 million and $1.7 million, respectively, or 3.2% and 3.3%, respectively, of pro forma net revenues.

     Pro forma results for the six months ended June 30, 1997 were impacted by a non-recurring expense of $856,000 related to a lawsuit at one of the acquired companies. Excluding the effect of the non-recurring expense, pro forma net loss for the six months ended June 30, 1997 would have been $238,000.

     Pro forma as adjusted interest income for the six months ended June 30, 1998 and 1997 was $2.0 million and $1.8 million, respectively, or 3.7% and 3.4%, respectively, of pro forma net revenues.

     Pro forma as adjusted interest expense for the six months ended June 30, 1998 and 1997 was $432,000 and $454,000, respectively.

     The pro forma as adjusted (provision for) benefit from income taxes for the six months ended June 30, 1998 and 1997 were ($143,000) and $500,000, respectively, at an assumed tax rate of approximately 40.0%, reflecting a termination of the Company's S Corporation status.

     Pro forma as adjusted net income (loss) for the six months ended June 30, 1998 and 1997 was $76,000 and ($752,000), respectively, or 0.2%, and (1.4%), respectively, of pro forma net revenue. The increase in pro forma as adjusted net income is primarily due to the improved gross profit percentage in 1998 and the settlement agreement legal expenses in 1997.


Liquidity and Capital Resources

     The Company receives advance payments and deposits prior to commencement of travel. The Company's pricing of its products and services is determined, in part, based upon the amount and timing of advance payments received. A number of states have regulations with respect to the management of customer deposits made in advance of travel. The Company believes it is in compliance with all applicable regulations relating to customer deposits. Although each of the Acquired Businesses has operated with different investment strategies, the Company will manage cash and investments on a centralized basis. The Company's investment policy and the Credit Facility restrict investments to investment-grade securities.

     In March 1998, the Company entered into the Credit Facility with a commercial bank. Under the Credit Facility, the Company may borrow up to $65.0 million. Of this amount, up to $10.0 million may be in the form of revolving loans, including letters of credit of up to $5.0 million, and the remaining $55.0 million may be in the form of term loans which may not be reborrowed once repaid. The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets and the Company is subject to certain restrictive covenants. As of June 30, 1998, the Company had drawn $41.5 million under its credit facility, the average interest rate of which was approximately 7.4%.

     The Company completed its initial public offering August 5, 1998. After deducting expenses, the Company received approximately $36.2 million in proceeds from the initial public offering. The Company paid all of the net proceeds to repay borrowings under the Company's credit facility.

all of the net proceeds to repay borrowings under the Company's credit facility.

     Net cash provided by operating activities for the six months ended June 30, 1998 was $19.8 million as compared to $2.4 million net cash provided by operating activities in the first six months of 1997. The increase of approximately $17.4 million in operating cash flows reflects a $3.2 million decrease in accounts receivable during the first six months of 1998 as compared to a increase of $1.3 million in the first six months of 1997, a $1 million decrease in other assets in the six months ended June 30, 1998 versus a $68,000 increase for the similar period in 1997, a decrease in customer deposits of $1.0 million during the first six months of 1998 as opposed to an increase of $42,000 for the same six-month period in 1997, an increase in accounts payable and accrued expenses of $14.3 million in the first six months of 1998 as compared to an increase in accounts payable and accrued expenses of $5.8 million in 1997, as well as an increase in other liabilities of $1.9 million during the first six months of 1998 as opposed to none in 1997, further aided by the decrease in the net loss in the first six months of 1998 in relation to the same time period in 1997.

     The Company made capital expenditures of $656,000 in the first six months of 1998 and $116,000 in the six months ended June 30, 1997. The Company used $29.6 million from investing activities to fund the Acquisitions.

     The Company intends to pursue attractive acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily through a combination of issuance of equity or debt, cash flow from operations and borrowings under the Credit Facility.

     The Company anticipates its cash flow from operations combined with available borrowings under the Credit Facility are adequate to meet the Company's capital needs for at least the next 12 months.



YEAR 2000

     The Company's business is dependent upon a number of different information and telecommunications technologies to access information and manage reservation systems, including handling a high volume of telephone calls on a daily basis. Rapid changes in these technologies may require greater than anticipated capital expenditures to improve or upgrade the level of customer service. In addition, the Company is dependent upon certain third party vendors, including central reservation system operators such as SABRE Group Holdings, Inc. ("SABRE"), Galileo International, Inc. ("Galileo") and WORLDSPAN, L.P. ("WORLDSPAN") for access to certain information and will depend on such vendors in the future for electronic distribution of vacation products to retail travel agents and other travel intermediaries. Any failure of these systems could have a material adverse effect on the business, financial condition and results of operations of the Company.


     The Company's dependence upon information and telecommunications technology makes the Company particularly sensitive to Year 2000 issues. Because the Company receives reservations up to a year in advance, the Company must identify and correct potential Year 2000 problems on a more accelerated basis than companies in many other industries. While the Company believes that the Trase-Miller Solutions system, as well as any of the Company's systems not integrated within the Trase-Miller Solutions system prior to 1999, will be Year 2000 compliant, there can be no assurance that these systems will prevent disruptions of the Company's operations due to Year 2000 issues. In addition, the Company's information and telecommunications systems must operate in conjunction with the systems of other parties, including SABRE, Galileo and WORLDSPAN, and any Year 2000 problems in these third-party systems could directly affect the Company's own systems. Finally, travelers who use the Company's products and services may be exposed to disruptions in their travel as a result of failures by travel suppliers or other travel businesses to correct Year 2000 problems in their information and computer systems, and such disruptions could adversely affect demand for vacation travel generally and may have a material adverse effect on the business, financial condition and results of operations of the Company.

PART II. OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds

(c) During the period covered by this report, the Company effected the following sale of securities, which sales were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Each of these transactions described below do not reflect a 12.2-for-1 split of the Company's Common stock effected in July 1998 in connection with the Company's initial public offering,

          (i) Between April 3, 1998 and May 5, 1998, pursuant to an Equity Purchase Agreement dated as of March 30, 1998 among the Company, Thayer Equity Investors III, L.P. ("Thayer") and certain other investors (the "Thayer Purchase Agreement"), the Company sold a total of 22,751 shares of Convertible Preferred to Thayer at a purchase price of $1,000 per share for an aggregate consideration of $22,751,000. These shares were issued without registration under the Securities Act in reliance upon an exemption from registration contained in Section 4(2) thereof ("Section 4(2)") and Rules 506 of Regulation D promulgated thereunder ("Rule 506").

          (ii)              On May 4, 1998, in connection with an
                   Equity Subscription Agreement dated as of April 30, 1998 between the Company and a former affiliate of MTI, the Company sold to such person 24,000 shares of Common Stock at a purchase price of $10 per share for an aggregate price of $240,000 and 2,160 shares of Convertible Preferred at a purchase price of $1,000 per share for an aggregate consideration of $2,160,000. These shares were issued without registration under the Securities Act in reliance upon an exemption from registration contained in Section 4(2) and Rule 506.

(d)  Use of Proceeds of Initial Public Offering

          On July 30, 1998, the Company's Registration Statement on Form S-1 (File No, 333-52673), registering the initial public offering by the Company of 3,000,000 shares of the Company's Common Stock, became effective. All 3,000,000 shares registered on behalf of the Company were sold upon completion of the initial public offering on August 5, 1998 at an aggregate offering price of $42,000,000. Smith Barney Inc., and NationsBanc Montgomery Securities LLC, BancAmerica Robertson Stephens and ING Baring Furman Selz LLC acted as managing underwriters for the Company's initial public offering.

          Underwriting discounts and commissions for the shares sold by the Company in the initial public offering totaled $2,940,000. In addition, in connection with initial public offering, the Company paid an estimated $169,000 in underwriters' expenses and an estimated $2,718,000 in other expenses, resulting in total estimated expenses of approximately $5,440,000. None of the Company's expenses in connection with the offering were paid directly or indirectly to directors of officers of the Company or their associates, or to persons owning 10% or more of the Company's Common Stock or other affiliates of the Company.

          After deducting expenses, the Company received approximately
     $36.6 million in proceeds from the initial public offering. The Company paid all of the net proceeds to the Bank of New York to repay borrowings under the Company's credit facility.


ITEM 4.     Submission of Matters to a Vote of Security Holders

            On June 19, 1998, the Company convened Special Meeting of Shareholders. Shareholders representing 504,040.4 shares of Common Stock (out of 639,174,4 shares of Common Stock then outstanding) were present at the meeting. Also present at the meeting were shareholders representing 45,363.64 shares of Convertible Preferred (out of 52,775.64 shares of Convertible preferred then outstanding). The following matters were discussed, voted upon and adopted.

     (a) the form, terms and provisions of a Restated Certificate of Incorporation was approved (i) by the shareholders of the Company holding Common Stock by a vote of 504,040.4 in favor, none opposed, and (ii) by the shareholders of the Company holding Convertible Preferred by a vote of 45,363,64 in favor, none opposed;

     (b) the Amended and Restated By-Laws of the Company were approved and adopted by the shareholders of the Company holding Common Stock by a vote of 504,040.4 in favor, none opposed;

     (c) the Company's 1998 Stock Option Plan was approved and adopted by the shareholders of the Company holding Common Stock by a vote of 504,040.4 in favor, none opposed; and

     (d) the Thayer Purchase Agreement was approved and ratified (I) by the shareholders of the Company holding Common Stock by a vote of 504,040.4 in favor, none opposed, and (ii) by the shareholders of the Company holding Convertible Preferred by a vote of 45,363.64 in favor, none opposed.

ITEM 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

      3.1   Restated Certificate of Incorporation

     10.1 Letter Agreement dated as of August 14, 1998 between the Company and Trase-Miller Solutions

     27.1   Financial Data Schedule

(b) The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1998.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 1998


                           GLOBAL VACATION GROUP, INC



                           By:/s/ WALTER S. BERMAN
                              -------------------------
                              Walter S. Berman,
                              Executive Vice President,
                              & Chief Financial Officer

                                  Exhibit Index


Exhibits:


 3.1   Restated Certificate of Incorporation


10.1 Letter Agreement dated as of August 14, 1998 between the Company and Trase-Miller Solutions


27.1  Financial Data Schedule