Form 10-Q
period 1998-09-30
GLOBAL VACATION GROUP INC
filed 1998-11-12
CIK 1061202

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED SEPTEMBER 30, 1998


Commission File No.  333-52673



                           GLOBAL VACATION GROUP, INC.
             (Exact name of Registrant as specified in its charter)


          NEW YORK                                      13-1894567
--------------------------------                   -----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification Number)



1420 NEW YORK AVENUE, N.W., SUITE 550 WASHINGTON D.C.    20005
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (202) 347-1800


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               YES  X     NO
                                  ---       --

As of November 6, 1998 there were 14,747,576 shares of Registrant's Common Stock outstanding.

                                      INDEX

                                                                         Page
                                                                         No.
                                                                         ---

PART I.     FINANCIAL INFORMATION........................................3


Item 1.     Financial Statements(unaudited)..............................3

                General Information......................................3

                Condensed Consolidated Balance Sheets as of
                September 30, 1998, and December 31, 1997................4

                Condensed Consolidated Statements of Operations
                For the Three and Nine months Ended September 30,
                1998 and 1997............................................5

                Pro Forma Condensed Consolidated Statements
                Of Operations for the Three and Nine months
                Ended September 30, 1998 and 1997........................6

                Condensed Consolidated Statement of Changes
                In Shareholders' Equity for the Nine months
                Ended September 30, 1998.................................7

                Condensed Consolidated Statements of Cash
                Flows for the Nine months Ended September 30,
                1998and 1997.............................................8

                Notes to Condensed Consolidated Financial
                Statements...............................................9


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................16

                Results of Operations....................................18
                Liquidity and Capital Resources..........................22


PART II.    OTHER INFORMATION............................................26

Item 4.     Submission of Matters to a Vote of Security Holders..........26

Item 6.     Exhibits and Reports on Form 8-K.............................26

ITEM  1.          FINANCIAL STATEMENTS

GENERAL INFORMATION


The condensed consolidated financial statements included herein should be read in conjunction with the Financial Statements of the Company and the related notes thereto, the Pro Forma Combined Financial Statements of the Company and the related notes thereto, the Financial Statements of Haddon Holidays Inc., Classic Custom Vacations Inc., Globetrotters Inc., and MTI Vacations Inc., (together, the "Acquired Businesses") and related notes thereto, all of which are included in the Company's Registration Statement on Form S-1, File No. 333-52673 (the "Registration Statement"), which was declared effective on July 30, 1998 by the Securities and Exchange Commission (the "SEC"). The Registration Statement was filed in connection with the initial public offering of the Company's common stock, which was completed on August 5, 1998 (the "Offering").

                           GLOBAL VACATION GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                           September 30,
                                                                               1998                December 31,
                                   ASSETS                                   (unaudited)               1997
                                                                          ----------------       ---------------

Current assets:

Cash and cash equivalents                                                 $        35,975        $        7,074
Short-term investments                                                             16,757                   835
Accounts receivable, net of allowance of $882 and $861, respectively               21,232                10,637
Loans receivable from shareholders                                                    169                   103
Other current assets                                                                6,175                   290
                                                                          ----------------       ---------------
                     Total current assets                                          80,308                18,939
                                                                          ----------------       ---------------

Property and equipment, net                                                         4,345                   386
Related party and other long-term receivables                                       2,509                     -
Intangible assets, net                                                             65,533                     -
Other assets                                                                        7,096                    50
                                                                          ----------------       ---------------
                     Total assets                                         $       159,791        $       19,375
                                                                          ================       ===============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses                                     $        66,332        $       15,759
Customer deposits                                                                  41,430                 1,541
Loans payable to shareholders                                                           -                 1,717
Current portion of long-term debt                                                     250                     -
                                                                          ----------------       ---------------

                     Total current liabilities                                    108,012                19,017

Long-term debt, net of current portion                                              1,265                     -
                                                                          ----------------       ---------------

                     Total liabilities                                            109,277                19,017

Commitments and Contingencies (Notes 4 and 5)                                           -                     -
Shareholders' equity
   Preferred Stock, $.01 par value, 6,000,000 shares authorized,
    no shares issued and outstanding.                                                   -                     -
   Common Stock, $.01 par value, 60,000,000 shares authorized,
    14,747,576 and 5,291,262 shares issed and outstanding, respectively.              147                    53
  Deferred compensation                                                              (463)                    -
  Additional paid-in capital                                                       95,177                     -
  Retained earnings (deficit)                                                     (44,347)                  305
                                                                          ----------------       ---------------

                     Total shareholders' equity                                    50,514                   358
                                                                          ----------------       ---------------
Total liabilities and shareholders' equity                                $       159,791        $       19,375
                                                                          ================       ===============

---------------------------------------------------
See Notes to condensed consolidated financial statements.

                           GLOBAL VACATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                              Three Months Ended                       Nine Months Ended
                                                    ---------------------------------------  ---------------------------------------
                                                                 September 30,                            September 30,
                                                          1998                 1997                 1998                1997
                                                    ------------------  -------------------  ------------------- -------------------

Net revenues                                                 $ 40,803             $ 11,198             $ 62,789            $ 19,534
Operating expenses                                             29,656                6,889               47,652              14,298
                                                    ------------------  -------------------  ------------------- -------------------

                    Gross profit                               11,147                4,309               15,137               5,236

General and administrative expenses                             3,224                3,007                6,977               6,181
Depreciation and amortization expense                             992                   41                1,733                 123
                                                    ------------------  -------------------  ------------------- -------------------
  Income (loss) from operations                                 6,931                1,261                6,427              (1,068)
                                                    ------------------  -------------------  ------------------- -------------------

Other income (expense)
         Interest income                                          922                  153                1,793                 286
         Interest expense                                        (512)                   -               (1,426)                  -
         Other                                                     (2)                  18                   20                  40
                                                    ------------------  -------------------  ------------------- -------------------
                                                                  408                  171                  387                 326
                                                    ------------------  -------------------  ------------------- -------------------

Income (loss) before provision for income taxes                 7,339                1,432                6,814                (742)

Provision for income taxes                                     (2,916)                 (70)              (3,075)                (65)
                                                    ------------------  -------------------  ------------------- -------------------

 Income (loss) before extraordinary item                        4,423                1,362                3,739                (807)

Extraordinary item, net of income tax benefit                    (379)                   -                 (379)                  -
                                                    ------------------  -------------------  ------------------- -------------------

  Net income (loss)                                          $  4,044             $  1,362             $  3,360            $   (807)

Dividends on Class A Convertible
  Preferred Stock                                                (696)                   -               (2,519)                  -
                                                    ------------------  -------------------  ------------------- -------------------
 Net income (loss) available to common
  shareholders                                               $  3,348             $  1,362             $    841            $   (807)
                                                    ==================  ===================  =================== ===================

Basic net income (loss) per common share:

 Income (loss) per share before
   extraordinary item                                        $   0.31             $   0.26             $   0.15            $  (0.15)

 Extraordinary item per share                                $  (0.03)                -                $  (0.05)               -
                                                    ------------------  -------------------  ------------------- -------------------

 Basic net income(loss)per share                             $   0.28             $   0.26             $   0.10            $  (0.15)
                                                    ==================  ===================  =================== ===================

Diluted net income (loss)per common share:

 Income (loss) per share before                              $   0.31             $   0.26             $   0.15            $  (0.15)
   extraordinary item

 Extraordinary item per share                                $  (0.03)            $   -                $  (0.05)           $   -
                                                    ------------------  -------------------  ------------------- -------------------

 Diluted net income(loss)per share                           $   0.28             $   0.26             $   0.10            $  (0.15)
                                                    ==================  ===================  =================== ===================

Basic weighted average shares outstanding                      12,075                5,291                8,304               5,291
                                                    ==================  ===================  =================== ===================

Diluted weighted average shares outstanding                    12,154                5,291                8,383               5,291
                                                    ==================  ===================  =================== ===================

PRO FORMA INCOME DATA:
Historical income (loss) before income                       $  7,339             $  1,432             $  6,814            $   (742)
  taxes, as reported
Pro forma (provision for) benefit from
  income taxes                                                 (2,916)                (573)              (3,075)                297

Extraordinary item, net of income tax benefit                    (379)                   -                 (379)                  -

Dividends on Class A Convertible
  Preferred Stock                                                (696)                   -               (2,519)                  -
                                                    ------------------  -------------------  ------------------- -------------------

Pro forma net income (loss)                                  $  3,348             $    859             $    841            $   (445)
                                                    ==================  ===================  =================== ===================
Pro forma net income (loss) per share
              Basic                                          $   0.28             $   0.16             $   0.10            $  (0.08)
                                                    ==================  ===================  =================== ===================
              Diluted                                        $   0.28             $   0.16             $   0.10            $  (0.08)
                                                    ==================  ===================  =================== ===================
Pro forma weighted average
   shares outstanding:
              Basic                                            12,075                5,291                8,304               5,291
                                                    ==================  ===================  =================== ===================
              Diluted                                          12,154                5,291                8,383               5,291
                                                    ==================  ===================  =================== ===================

See Notes to condensed consolidated financial statements.

                           GLOBAL VACATION GROUP, INC.
            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                       September 30,
                                                       1998            1997               1998              1997
                                                   ---------------------------         --------------------------

Net revenues                                         $ 40,803        $ 37,133            $ 95,869       $ 89,318
Operating expenses                                     29,622          27,865              78,731         75,435
                                                   ---------------------------         --------------------------

              Gross profit                             11,181           9,268              17,138         13,883

General and administrative expenses                     3,224           2,807               8,812          7,736
Depreciation and amortization expense                     992             875               2,774          2,561
Settlement agreement legal expense                          -             301                   -          1,157
                                                   ---------------------------         --------------------------

Income from operations                                  6,965           5,285               5,552          2,429

Other income (expense):

Interest income                                           922           1,180               2,971          2,979
Interest expense                                          (76)           (233)               (508)          (547)
Other income (expense), net                                 1               5                  16            123
                                                   ---------------------------         --------------------------

                                                          847             952               2,479          2,555
                                                   ---------------------------         --------------------------

Income before provision for income taxes                7,812           6,237               8,031          4,984

Provision for income taxes                             (3,095)         (2,495)             (3,238)        (1,994)
                                                   ---------------------------         --------------------------

Net income                                           $  4,717        $  3,742            $  4,793       $  2,990
                                                   ===========================         ==========================

Pro forma net income per basic
  and diluted share                                  $   0.32        $   0.25            $   0.32       $   0.20
                                                   ===========================         ==========================

Pro forma weighted average shares
  outstanding - basic                                  14,748          14,748              14,748         14,748
                                                   ===========================         ==========================
Pro forma weighted average shares
  outstanding - diluted                                14,827          14,827              14,827         14,827
                                                   ===========================         ==========================

See Notes to condensed consolidated financial statements

                           GLOBAL VACATION GROUP, INC.
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                        (in thousands, except share data)
                                   (unaudited)

                                                           REDEEMABLE              SHAREHOLDERS' EQUITY (DEFICIT)
                                                                                   -----------------------------
                                                           CONVERTIBLE
                                                          PREFERRED STOCK                 COMMON STOCK
                                                  ------------------------------   -----------------------------
                                                      SHARES          AMOUNT           SHARES          AMOUNT
                                                  ------------------------------   -----------------------------

Balance, December 31, 1997                                  -         $   -              5,291,262       $  53
          Redemption of common stock........                -             -             (1,799,025)        (18)
          Class A Convertible
               Preferred stock dividend.......           25,762         25,762                 -           -
          Issuance of common and
               Class A Convertible
               Preferred stock................           27,014         27,014           4,305,689          43
          Accrued dividend on
               Class A Convertible
               Preferred stock................              -            2,519                 -           -
          Fair value adjustment for
               securities available for
               sale, net.......................             -             -                    -           -
          Issuance of common stock
               from Initial Public Offering....             -             -              3,000,000          30
          Conversion of  Class A
               Convertible Preferred Stock.....         (52,776)       (55,295)          3,949,650          39
          Deferred compensation...............              -             -                    -           -
          Amortization of deferred
               compensation....................             -             -                    -           -
          Net income..........................              -             -                    -           -
          Distributions......................               -             -                    -           -
                                                  ---------------  -------------   ----------------  -----------
Balance, September 30, 1998..................               -         $   -             14,747,576       $ 147
                                                  ==============================   =============================

                                                                    SHAREHOLDERS' EQUITY (DEFICIT)
                                                  --------------------------------------------------------------------
                                                     ADDITIONAL
                                                      PAID-IN        DEFERRED             RETAINED
                                                      CAPITAL       COMPENSATION          EARNINGS          TOTAL
                                                  ------------- -------------------      ------------   --------------

Balance, December 31, 1997                            $    -               $  -            $     305        $    358
          Redemption of common stock........               -                  -              (14,728)        (14,746)
          Class A Convertible
               Preferred stock dividend.......             -                  -              (25,762)        (25,762)
          Issuance of common and
               Class A Convertible
               Preferred stock................           3,486                -                  -             3,529
          Accrued dividend on
               Class A Convertible
               Preferred stock................             -                  -               (2,519)         (2,519)
          Fair value adjustment for
               securities available for
               sale, net.......................            -                  -                   (8)             (8)
          Issuance of common stock
               from Initial Public Offering....         35,955                -                  -            35,985
          Conversion of  Class A
               Convertible Preferred Stock.....         55,256                -                  -            55,295
          Deferred compensation...............             480               (480)               -               -
          Amortization of deferred
               compensation....................            -                   17                -                17
          Net income..........................             -                  -                3,360           3,360
          Distributions......................              -                  -               (4,995)         (4,995)
                                                  ------------- -------------------     ---------------  -------------
Balance, September 30, 1998..................         $ 95,177             $ (463)         $ (44,347)       $ 50,514
                                                  ============= ===================     =============   ==============

                     See Notes to condensed consolidated financial statements.

                           GLOBAL VACATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                              Nine Months Ended
                                                                                ---------------------------------------------
                                                                                  September 30, 1998     September 30, 1997
                                                                                ---------------------------------------------

Cash flows from operating activities:

     Net loss                                                                   $               3,360    $              (807)
     Adjustments to reconcile net loss to net cash provided by
      operating activites:
        Write-off of deferred financing costs                                                     623                      -
        Depreciation and amortization                                                           1,733                    123
        Amortization of deferred financing costs                                                   74                      -
        Amortization of deferred compensation                                                      17                      -
        Changes in assets and liabilities, excluding effect of acquisitions
                       Accounts receivable                                                       (478)                (9,108)
                       Other assets                                                            (6,712)                   (36)
                       Accounts payable and accrued liabilities                                19,193                 18,330
                       Customer deposits                                                      (10,321)                     5
                       Other liabilities                                                        2,567                      -
                                                                                ----------------------   --------------------
     Net cash provided by operating activities                                                 10,056                  8,507
                                                                                ----------------------   --------------------

     Cash flows from investing activities:

        Purchases of property and equipment                                                      (883)                  (151)
        Net sales (purchases) of investments                                                    5,759                (12,300)
        Acquisitions, net of cash acquired                                                    (29,629)                     -
                                                                                ----------------------   --------------------

     Net cash used in investing activities                                                    (24,753)               (12,451)
                                                                                ----------------------   --------------------

     Cash flows from financing activities:

        Net (repayments) borrowings on loans to/from  shareholders                             (3,595)                   328
        Distributions to shareholders                                                          (4,995)                   (17)
        Proceeds from borrowings under credit agreement                                        41,488                      -
        Repayment of borrowings from credit agreement                                         (40,007)                     -
        Repayment of promissory note                                                           (4,000)                     -
        Deferred financing costs                                                               (1,075)                     -
        Redemption of common stock                                                            (10,746)                     -
        Net proceeds from Initial Public Offering                                              35,985                      -
        Proceeds from issuance of common and Class A Convertible Preferred Stock               30,543                      -
                                                                                ----------------------   --------------------

   Net cash provided by financing activities                                                   43,598                    311
                                                                                ----------------------   --------------------
   Net increase (decrease) in cash and cash equivalents                                        28,901                 (3,633)
   Cash and cash equivalents  beginning of period                                               7,074                  5,677
                                                                                ----------------------   --------------------

   Cash and cash equivalents end of period                                      $              35,975    $             2,044
                                                                                ======================   ====================

Supplemental disclosures of cash flow information:                                      1998                   1997
                                                                                ---------------------------------------------
                                                 Cash paid for:
                                                                 Taxes          $                 360                     43
                                                                 Interest       $                 472                      -

Supplmental disclosures of non cash investing and financing activities:

Issuance of promissory note in connection with the redemption of common stock   $               4,000                      -
Class A Convertible Preferred stock dividend                                    $              25,762                      -
Dividend accretion on Class A Convertible Preferred stock                       $               2,519                      -
-----------------------------------------------------------------------------------------------------------------------------
 See Notes to condensed consolidated financial statements.

                           GLOBAL VACATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

1.  General

  Global Vacation Group, Inc. ("GVG" or the "Company") assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers through retail travel distributors, such as travel agents, and other distribution channels including the Internet and affinity groups. In March 1998 the Company was recapitalized and between March 1998 and May 1998 acquired the stock or assets of four other vacation providers. Through the acquisitions, GVG acquired the outstanding capital stock of Haddon Holidays Inc.,("Haddon"), Classic Custom Vacations, ("Classic") and Globetrotters Inc. ("Globetrotters") and substantially all the assets of MTI Vacations, Inc. ("MTI") (collectively, the "Acquisitions"). The consideration for the Acquisitions consisted of cash. Each acquisition has been accounted for under the purchase method of accounting. The accompanying financial statements as of September 30, 1998 and for the three-month and nine-month periods ended September 30, 1997 and 1998 include the results of operations for each of the Acquisitions from their respective acquisition dates in 1998.


In March 1998, the Company changed its name from Allied Bus Corp. to Global Vacation Group, Inc. The Company had previously operated under the trade name "Allied Tours." The name change was concurrent with a recapitalization of the Company (the "Recapitalization").

  Because of the significance of the Acquisitions in 1998, pro forma combined statements of operations have been prepared for the three and nine month periods ended each of September 30, 1998 and 1997. The pro forma financial statements give effect to the results of the Company combined with the Acquisitions as if the Acquisitions and the Company's initial public offering had occurred as of January 1, 1997, with certain adjustments associated with the Acquisitions and the initial public offering. These adjustments (the "Pro Forma Adjustments") include amortization of goodwill resulting from the Acquisitions, adjustments to salaries and bonuses to prior owners and key executives, the application of net proceeds from the initial public offering to repay certain indebtedness, the conversion of Class A Convertible Preferred Stock into shares of common stock, and the provision for income taxes as a C corporation. The pro forma combined statements of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have been if such transactions had occurred on these dates and are not necessarily representative of the Company's results of operations for any future period. Because the Acquisitions were not under a common control arrangement, the pro forma combined results may not be comparable to, or indicative of, future performance.


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

  The quarterly condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC and include, in the opinion of the Company, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Registration Statement. The results of operations for the three and nine-month periods ended each of September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

  There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 to the Consolidated Financial Statements and related Notes thereto included in the Company's Registration Statement.

Initial Public Offering

  In August 1998, the Company completed an initial public offering of its common stock. The offering placed 3,000,000 shares of the Company's common stock at a price of $14.00 per share, yielding net proceeds (after underwriting discounts, commissions and other professional fees) to the Company of approximately $36.0 million. The Company used all of the net proceeds to repay borrowings under its credit facility. In connection with the offering, the Company's outstanding Class A Convertible Preferred Stock (the "Convertible Preferred") automatically converted into shares of the Company's common stock at $14.00 per share.

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

Net Revenues

  Net revenues consist primarily of markups on travel packages. The Company recognizes net revenue when earned on the date of travel. The Company estimates and records accruals for cancellations and changes to reservations booked. For the three months ended each of September 30, 1998 and 1997, net revenues are derived from sale of travel products and services with a value of $172.2 million, and $53.7 million, respectively, net of $131.4 million, and $42.5 million, respectively, in direct costs to suppliers. For the nine months ended each of September 30, 1998 and 1997, net revenues are derived from sale of travel products and services with a value of $295.0 million and $102.3 million, respectively, net of $232.2 million and $82.8 million, respectively, in direct costs to suppliers.

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

  The treasury stock effect of options to purchase 1.5 million shares of common stock outstanding at September 30, 1998 have been included in the computation of diluted income per share for the three- and nine-months ended September 30, 1998. The effect of the Convertible Preferred Stock outstanding during the three- and nine-months ended September 30, 1998 has not been included in the computation of diluted income per share as such effect would be anti-dilutive. The following table sets forth the calculation of basic and diluted weighted average shares outstanding for the three- and nine-month periods ended September 30, 1998 and 1997.

                                                                        (in thousands)
                                                 ----------------------------------------------------------
                                                      Three Months Ended            Nine Months Ended
                                                         September 30,                September 30,
                                                 ---------------------------   ----------------------------
                                                    1998            1997           1998            1997
                                                 ------------   ------------   -------------  -------------

Basic weighted average shares outstanding          12,075           5,291         8,304              5,291

Effect of dilutive securities:

  Treasury stock effect of outstanding
    stock options                                      79               -            79                  -
                                                 ------------   ------------   -------------  -------------

  Diluted weighted average shares
    outstanding                                    12,154           5,291         8,383              5,291
                                                 ============   ============   =============  =============

The pro forma as adjusted basic and diluted weighted average common shares outstanding for all periods presented give effect to the Recapitalization, Initial Public Offering and the conversion of the outstanding Convertible Preferred stock into common stock as if they had occurred as of January 1, 1997 and assumes that the Company was a C Corporation for the entire period. For all periods presented, diluted weighted average shares outstanding includes the dilutive effect of stock options outstanding as follows (in thousands):

  Pro forma weighted average shares outstanding - Basic                         14,748
  Dilutive effect of stock options                                                  79
                                                                     ------------------
  Pro forma weighted average shares outstanding - Diluted                       14,827
                                                                     ==================


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

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The adoption of SFAS No. 131 will have no impact on the Company's results of operations, financial position, or cash flow.

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

3. Acquisitions

      Since March 1998, the Company has acquired Haddon, Classic and Globetrotters and substantially all of the assets of MTI. Each of these acquisitions was acquired for cash. The Company financed these acquisitions with proceeds from the issuance of additional shares of Convertible Preferred and common stock and from borrowings under its credit facility. The acquisition of each of these businesses has been accounted for as a purchase for financial reporting purposes. The Company allocated the excess of the purchase price over the fair value of net tangible assets acquired primarily to goodwill. The Company amortizes` amounts allocated to goodwill over 35 years for financial reporting purposes.

Haddon

  On March 30, 1998, the Company purchased all of the outstanding capital stock of Haddon, a packaged vacation provider that historically has provided air, hotel and ground transportation packages for travelers to Hawaii. The Company paid a purchase price of approximately $7.5 million. In addition, the Company incurred direct acquisition costs of approximately $268,000. The Company financed the cash purchase price and the direct acquisition costs with $4.9 million in proceeds from the issuance of common stock and Convertible Preferred, and $2.4 million in borrowings under its credit facility. In connection with the acquisition of Haddon, the Company sold 61,000 shares of common stock, valued at $0.82 per share and 450 shares of Convertible Preferred, valued at $1,000 per share, to the former shareholders of Haddon.

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

  The purchase price has been allocated on a preliminary basis as follows for each of the Acquisitions (in thousands):


                                                         Haddon         Classic           MTI        Globetrotters            Total
                                                         ------         -------           ---        -------------            -----
 Cash and investments..............................  $      3,475    $     25,642   $     19,913     $      2,663     $     51,693
 Accounts receivable...............................         1,041           8,108          3,920            2,907           15,976
 Fixed assets and other assets.....................            90           2,426          1,696            1,065            5,277
 Goodwill..........................................         9,471          18,872         30,705            6,888           65,936
 Liabilities assumed and direct acquisition costs..        (6,359)        (35,988)       (28,953)          (7,941)         (79,241)
                                                     ------------    ------------   ------------     ------------     ------------
           Total...................................  $      7,718    $     19,060   $     27,281     $      5,582     $     59,641
                                                     ============    ============   ============     ============     ============


4. Commitments and Contingencies

  The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolutions of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made on the accompanying financial statements.

5. Trase-Miller Agreement

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

6. Extraordinary Item

  During the three months ended September 30, 1998, the Company recognized an extraordinary charge of $379,000, net of income tax effect of $244,000, related to the early extinguishment of certain term loans outstanding under its credit facility. The effect on earnings per share for the three- and nine-month periods ended September 30, 1998 were ($0.03) and ($0.05) respectively.

7. Subsequent Event

      On November 4, 1998, the Company announced that its Board of Directors had authorized the repurchase, at management's discretion, of up to 250,000 shares of GVG Common Stock from the public market. The Board also authorized the purchase of up to 100,000 shares of the Company's common stock over a one-year period for use in matching employee contributions in the Company's new 401(k) plan.


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


Overview

  Global Vacation Group, Inc. ("GVG" or the "Company") assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers through retail travel distributors, such as travel agents, and other distribution channels including the Internet and affinity groups. In March 1998 the Company was recapitalized and between March 1998 and May 1998 acquired the stock or assets of four other vacation providers. Through the acquisitions, GVG acquired the outstanding capital stock of Haddon Holidays Inc.,("Haddon"), Classic Custom Vacations, Inc. ("Classic") and Globetrotters Inc. ("Globetrotters") and substantially all the assets of MTI Vacations, Inc. ("MTI") (collectively, the "Acquisitions"). The consideration for the Acquisitions consisted of cash. Each acquisition has been accounted for under the purchase method of accounting. The accompanying financial statements as of September 30, 1998 and for the three-month and nine-month periods ended September 30, 1997 and 1998 include the results of operations for each of the Acquisitions from their respective acquisition dates in 1998.

  Net revenues include commissions and markups on travel products and services, volume bonuses received from travel suppliers, cancellation fees and other ancillary fees such as travel insurance premiums and are recognized upon the commencement of travel. For the three and nine months ended September 30, 1998, the Company had net revenues of $40.8 million and $62.8 million, respectively, and net income (before dividends on Class A preferred stock and extraordinary charge), of $4.4 million and $3.7 million, respectively, derived from a total dollar value of travel products and services of $172.2 million and $295.0 million, respectively. For the three- and nine-month periods ended September 30, 1997, the Company had net revenues of $11.2 million and $19.5 million, respectively, and net income (loss) of $1.4 million and ($807,000), respectively, derived from a total dollar value of travel products and services of $53.7 million and $102.3 million, respectively.

  Operating expenses include travel agent commissions, salaries, telecommunications, advertising and other costs associated with the selling and processing of travel reservations, products and services. Commission payments to travel agents are typically based on a percentage of the price paid for the travel product or service, but in certain circumstances are fixed dollar amounts. Reservations agents are compensated either on an hourly basis, a commission basis or a combination of the two. The Company's telephone costs primarily relate to the cost of incoming calls on toll-free numbers. General and administrative expenses consist primarily of compensation and benefits to administrative and other non-sales personnel, fees for professional services, and other general office expenses.

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

  The Company derives a significant portion of its pre-tax income from interest earned on funds related to customer deposits and prepayments for vacation products. Generally, the Company requires a deposit within one week of making a travel reservation. Reservations are typically made two to three months prior to departure. Additionally, for packaged tours, the Company generally requires that the entire cost of the vacation be paid in full 45 to 60 days before departure, unless reservations are made closer to departure. While terms vary, the Company generally pays for the vacation components after the customer's departure. In the period between receipt of a deposit or prepayment and the payment of related expenses, these funds are invested in cash and investment-grade securities. This cycle is typical in the packaged tour industry and earnings generated on deposits and prepayments are integral to the Company's operating model and pricing strategies. For 1997 on a pro forma as adjusted basis, the Company had interest income of $4.3 million (or 60.6% of income before income taxes), substantially all of which was derived from interest on customer deposits and advance payments. For the three- and nine-month periods ending September 30, 1998, the Company had interest income of $922,000 (12.6% of income before tax provision and extraordinary item) and $1.8 million (26.3% of income before tax provision and extraordinary item), respectively.

Pro Forma Results of Operations for the Three Months Ended September 30, 1998

  Management believes that period-to-period comparisons of the Company's historical financial results are not necessarily meaningful and should not be relied upon as an indication of future performance given the impact of the Acquired Businesses on the Company's financial results.

  The following table summarizes the Company's historical and pro forma as adjusted results of operations as a percentage of net revenues for the three months ended each of September 30, 1998 and September 30, 1997.


                                                                 THREE MONTHS ENDED                         THREE MONTHS ENDED
                                                                 SEPTEMBER 30, 1998                         SEPTEMBER 30, 1997
                                                            ------------------------------            -----------------------------
                                                                                 PRO FORMA                               PRO FORMA
                                                            ACTUAL              AS ADJUSTED            ACTUAL           AS ADJUSTED
                                                           ---------            -----------           --------          -----------
Net revenues.........................................         100.0%               100.0%               100.0%              100.0%
Operating expenses...................................          72.7                 72.6                 61.5                75.0
                                                           --------              -------              -------             -------
     Gross profit ...................................          27.3                 27.4                 38.5                25.0
                                                           --------              -------              -------             -------
General and administrative expenses                             7.9                  7.9                 26.9                 7.6
Depreciation and amortization........................           2.4                  2.4                  0.4                 2.4
Settlement agreement legal expense...................            --                   --                   --                 0.8
                                                            -------              -------              -------             -------
     Income from operations..........................          17.0                 17.1                 11.2                14.2
                                                            -------              -------             --------             -------
Interest income......................................           2.3                  2.3                  1.4                 3.2
Interest expense.....................................          (1.3)                (0.2)                  -                 (0.6)
Other income (expense)...............................             -                    -                  0.2                  -
                                                            -------              -------             --------             -------
Income before tax provision and extraordinary item...          18.0                 19.2                 12.8                16.8
Provision for income taxes...........................          (7.1)                (7.6)                (0.6)               (6.7)
Extraordinary item.................                            (0.9)                   -                   -                   -
                                                             ------              -------             --------             -------
     Net income .....................................          10.0%                11.6%                12.2%               10.1%
                                                             ======              =======             ========             =======

  Pro forma as adjusted net revenues for the three months ended September 30, 1998 and 1997, were $40.8 million and $37.1 million, respectively, which reflects the combined net revenues of the Company and the Acquired Businesses for such period, less $672,000 in 1997 of historical net revenues for product lines discontinued by MTI prior to its acquisition. The increase of approximately 10.0% is primarily due to increases in revenue generated per passenger traveled.

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

Pro forma as adjusted operating expenses for the three months ended September 30, 1998 and 1997, were $29.6 million and $27.9 million, respectively, or 72.6% and 75.0%, respectively, of pro forma net revenues. The resulting improvement in pro forma as adjusted gross profit is due primarily to the increase in revenue generated per passenger traveled.

Pro forma as adjusted general and administrative expenses for the three months ended September 30, 1998 and 1997 were $3.2 million and $2.8 million, respectively, or 7.9% and 7.6%, respectively, of pro forma as adjusted net revenues. As a percentage of net revenues, pro forma general and administrative expenses were lower than the Company's historical general and administrative expenses primarily due to the pro forma elimination of $2.2 million for the three months ended September 30, 1997, respectively, representing the difference between contracted reductions in compensation to previous owners and management and contracted compensation for the Company's new management team.

  Pro forma as adjusted depreciation and amortization for the three months ended September 30, 1998 and 1997 was $992,000 and $875,000, respectively, or 2.4% and 2.4%, respectively, of pro forma as adjusted net revenues.

  Pro forma as adjusted results for the three months ended September 30, 1997 were impacted by a non-recurring expense of $301,000 related to a law suit at one of the acquired companies. Excluding the effect of the non-recurring expense, pro forma as adjusted net income for the three months ended September 30, 1997 would have been $3.9 million.

  Pro forma as adjusted interest income for the three months ended September 30, 1998 and 1997 was $992,000 and $1.2 million respectively, or 2.3% and 3.2%, respectively, of pro forma as adjusted net revenues.

  Pro forma as adjusted interest expense for the three months ended September 30, 1998 and 1997 was $76,000 and $233,000, respectively.

  The pro forma as adjusted provision for income taxes for the three months ended September 30, 1998 and 1997 would have been $3.1 million and $2.5 million, respectively, at an assumed tax rate of 40.0%, reflecting a termination of the Company's S Corporation status.

  Pro forma as adjusted net income for the three months ended September 30, 1998 and 1997 was $4.7 million and $3.7 million, respectively, or 11.6%, and 10.1%, respectively, of pro forma as adjusted net revenue. The increase is primarily due to the improved gross profit percentage, lower interest expense in 1998 and the settlement agreement legal expenses related to 1997.

Pro Forma Results of Operations for the Nine Months Ended September 30, 1998


                                                         NINE MONTHS ENDED                    NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1998                   SEPTEMBER 30, 1997
                                                   ------------------------------       -----------------------------
                                                                       PRO FORMA                          PRO FORMA
                                                    ACTUAL            AS ADJUSTED         ACTUAL          AS ADJUSTED
                                                   ---------          -----------       ----------        -----------
Net revenues....................................... 100.0%            100.0%             100.0%            100.0%
Operating expenses.................................  75.9              82.1               73.2              84.5
                                                    -----             -----              -----             -----
     Gross profit..................................  24.1              17.9               26.8              15.5
                                                    -----             -----              -----             -----
General and administrative expenses................  11.1               9.2               31.7               8.6
Depreciation and amortization......................   2.8               2.9                0.6               2.9
Settlement agreement legal expense.................    --                --                 --               1.3
                                                    -----             -----              -----             -----
     Income (loss) from operations.................  10.2               5.8               (5.5)              2.7
                                                    -----             -----              -----             -----
Interest income....................................   2.9               3.1                1.5               3.3
Interest expense...................................  (2.2)             (0.5)                --              (0.6)
Other income.......................................    --                --                0.2               0.1
                                                    -----             -----              -----             -----
Income (loss) before provision for income taxes and
     extraordinary item............................  10.9               8.4               (3.8)              5.5
Provision for income taxes.........................  (4.9)             (3.4)              (0.3)             (2.2)
Extraordinary item                                   (0.6)               --                 --                --
                                                    -----             -----              -----             -----
     Net income (loss).............................   5.4%              5.0%              (4.1%)             3.3%
                                                    =====             =====              =====             =====

  Pro forma as adjusted net revenues for the nine months ended September 30, 1998 and 1997, respectively, were $95.9 million and $89.3 million, respectively, which reflects the combined net revenues of the Company and the Acquired Businesses for each period, less $1.7 million in 1997 of historical net revenues for product lines discontinued by MTI prior to its acquisition. The increase of approximately 7.4% is primarily due to increases in revenue generated per passenger traveled.

  Pro forma as adjusted operating expenses for the nine months ended September 30, 1998 and 1997, were $78.7 million and $75.4 million, respectively, or 82.1% and 84.5%, respectively, of pro forma net revenues. The resulting improvement in pro forma as adjusted gross profit is due primarily to the increase in revenue generated per passenger traveled.

  Pro forma as adjusted general and administrative expenses for the nine months ended September 30, 1998 and 1997 were $8.8 million and $7.7 million, respectively, or 9.2% and 8.6%, respectively, of pro forma net revenues. As a percentage of net revenues, pro forma general and administrative expenses were lower than the Company's historical general and administrative expenses due to the pro forma elimination of $1.7 million and $4.0 million for the nine months ended September 30, 1998 and 1997, respectively, representing the difference between contracted reductions in compensation to previous owners and management and contracted compensation for the Company's new management team, as well as the $1.0 million in expenses incurred in the first three months of 1998 in connection with the Recapitalization.


  Pro forma as adjusted depreciation and amortization for the nine months ended September 30, 1998 and 1997 was $2.8 million and $2.6 million, respectively, or 2.9% and 2.9%, respectively, of pro forma as adjusted net revenues.

  Pro forma as adjusted results for the nine months ended September 30, 1997 were impacted by a non-recurring expense of $1.2 million related to a law suit at one of the acquired companies. Excluding the effect of the non-recurring expense, pro forma as adjusted net income for the nine months ended September 30, 1997 would have been $3.7 million.

  Pro forma as adjusted interest income for the nine months ended September 30, 1998 and 1997 was $3.0 million and $3.0 million, respectively, or 3.1% and 3.3%, respectively, of pro forma as adjusted net revenues.

  Pro forma as adjusted interest expense for the nine months ended September 30, 1998 and 1997 was $508,000 and $547,000, respectively.

  The pro forma as adjusted provision for income taxes for the nine months ended September 30, 1998 and 1997 were $3.2 million and $2.0 million, respectively, at an assumed tax rate of approximately 40.0%, reflecting a termination of the Company's S Corporation status.

  Pro forma as adjusted net income for the nine months ended September 30, 1998 and 1997 was $4.8 million and 3.0 million, respectively, or 5.0%, and 3.3%, respectively, of pro forma as adjusted net revenue. The increase in pro forma as adjusted net income is primarily due to the improved gross profit percentage in 1998 and the settlement agreement legal expenses in 1997.


Liquidity and Capital Resources

  The Company receives advance payments and deposits prior to commencement of travel. The Company's pricing of its products and services is determined, in part, based upon the amount and timing of advance payments received. A number of states have regulations with respect to the management of customer deposits made in advance of travel. The Company believes it is in compliance with all applicable regulations relating to customer deposits. Although each of the Acquired Businesses has operated with different investment strategies, the Company manages cash and investments on a centralized basis. The Company's investment policy and the Credit Facility restrict investments to investment-grade securities.

  In March 1998, the Company entered into the Credit Facility with a commercial bank. Under the Credit Facility, the Company may borrow up to $65.0 million. Of this amount, up to $10.0 million may be in the form of revolving loans, including letters of credit of up to $5.0 million, and the remaining $55.0 million may be in the form of term loans which may not be reborrowed once repaid. The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets and the Company is subject to certain restrictive covenants. The Company completed its initial public offering August 5, 1998. After deducting expenses, the Company received approximately $36.0 million in proceeds from the initial public offering. The Company paid all of the net proceeds to the Bank of New York to repay borrowings under the Company's credit facility. As of September 30, 1998, the Company had outstanding term loans of $1.5 million under its credit facility. The Company currently has a total of $23.5 million available under its credit facility with $10.0 million available as revolving loans and $13.5 available as term loans.

  Net cash provided by operating activities for the nine months ended September 30, 1998 was $10.1 million as compared to $8.5 million in net cash provided by operating activities in the first nine months of 1997. The increase of approximately $1.6 million in operating cash flows reflects primarily the increase in the net income in the first nine months of 1998 in relation to the same time period in 1997.

  The Company made capital expenditures of $883,000 in the first nine months of 1998 and $151,000 in the nine months ended September 30, 1997. The Company used $29.6 million of cash, net of cash acquired, for acquisitions in the nine months ended September 30, 1998.

  The Company intends to pursue attractive acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily through a combination of issuance of equity or debt, cash flow from operations and borrowings under the Credit Facility.

  The Company anticipates its cash flows from operations combined with available borrowings under the Credit Facility are adequate to meet the Company's capital needs for at least the next 12 months.

YEAR 2000

     The Company's business is dependent upon a number of different information and telecommunications systems to access information, manage reservation data, and process a high volume of telephone calls on a daily basis. In addressing the Year 2000 (Y2K) issues relating to the systems that support these processes, senior management initiated a due diligence review of all internal and external systems and vendors to ascertain their Y2K compliance readiness. As part of this process, certain third party vendors on which the Company is heavily dependent for access to certain reservation information and for the electronic distribution of vacation products to travel agents and other intermediaries, including Sabre Group Holdings, Inc. ("SABRE"), Galileo International Inc. ("Galileo"), and WORLDSPAN, L.P. ("WORLDSPAN") have advised the Company that they are in the final stages of Y2K compliance testing and they expect to be fully compliant by the first quarter 1999. However, the Company does not control these vendors, and no assurance can be given that all of the Company's significant vendors will be Y2K compliant. In addition, there are very few comparable vendors available who could provide similar services to the Company on a contingency basis in the event of a failure by these vendors to achieve Y2K compliance. As a result, any failure on the part of these significant vendors to be Y2K compliant may have a material adverse effect on the business, financial condition, and results of operations for the Company.

Trase-Miller Solutions, Inc., another third party vendor, upon which the Company is dependent to provide a reservation system to all its subsidiary companies (other than the business systems associated with the Company's in-bound business), has advised the Company that it has completed all of its regression testing and that its system, "TripsPro" will be Y2K compliant by December 31, 1998. The Company plans to finish migrating its reservation system needs to the TripsPro system by August 1999, and the Company does not anticipate material Y2K problems arising with these reservation systems prior to completing the migration to the TripsPro system. In addition, the Company is in the process of establishing contingency plans in the unlikely event that the TripsPro system is not Y2K compliant.

     As part of the due diligence review, the Company ascertained that one of its accounting systems is not Y2K compliant, and the Company is taking steps to convert the non-compliant system used by one of its operating units to the "FLEXI" system used by the other operating companies. The Company has completed its testing of FLEXI and ascertained that it is Y2K compliant.

      While the Company's due diligence has helped to identify and correct many potential Y2K problems, the review is by no means complete, and additional steps must be taken on an accelerated basis to resolve all the issues given the Company's dependence upon information and telecommunications technology. The Company believes it will be able to determine whether all of its own systems, including "imbedded technology" within individual systems and components, are Y2K compliant and to correct any Y2K problems, that exist prior to any material difficulties arising within these systems. However, no assurance can be given that the Company will be successful in this regard, and unforeseen difficulties or delays in implementing solutions may have a material adverse effect on the business, financial condition, and results of operations of the Company.

      Finally, travelers who use the Company's products and services may be exposed to disruptions in their travel as a result of failures of travel suppliers or other travel businesses to correct Y2K problems in their information and computer systems, and such disruptions could adversely affect demand for vacation travel generally and may have a material adverse effect on the business, financial condition, and results of operations of the Company.

      The Company estimates that the total cost of its Y2K program, including auditing and monitoring its vendors, inspecting its own systems and, where necessary, migrating or converting its existing systems to new systems, will be approximately $2.6 million.

PART II. OTHER INFORMATION net

ITEM 4.   Submission of Matters to a Vote of Security Holders


       (a) On July 7, 1998, shareholders holding 504,040.4 shares of Common Stock (out of 639,174.4 shares of Common Stock then outstanding, unadjusted for the 12.2-for-1 stock split undertaken by the Registrant in connection with its initial public offering) took action by written consent as provided in the Company's Restated Certificate of Incorporation to approve the form, terms and provisions of a Restated Certificate of Incorporation.

       (b) On July 31, 1998, shareholders holding 462,352.85 shares of Common Stock (out of 586,310.35 shares of Common Stock then outstanding, adjusted for 12.2/13.3-for-1 share combination but not for the subsequent 13.3-for-1 stock split, which, together with the share combination, effected the 12.2-for-1 stock split undertaken by the Registrant in connection with its intial public offering) took action by written consent as provided in the Company's Restated Certificate of Incorporation to approve the form, terms and provisions of a Restated Certificate of Incorporation.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.1 Financial Data Schedule

(b) The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1998.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 1998


                            GLOBAL VACATION GROUP, INC.



                            By:/s/ WALTER S. BERMAN
                               -------------------------
                               Walter S. Berman,
                               Executive Vice President,
                               & Chief Financial Officer

                                  Exhibit Index


Exhibits:


27.1 Financial Data Schedule