Form 10-K405
period 1998-12-31
GLOBAL VACATION GROUP INC
filed 1999-03-29
CIK 1061202

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-52673

                           GLOBAL VACATION GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   NEW YORK                                                              13-1894567
           (State of Incorporation)                                            (IRS Employer Identification No.)


      1420 NEW YORK AVENUE, N.W., SUITE 550                                    20005
                  WASHINGTON, DC                                                   (Zip Code)
    (Address of registrant's principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (202) 347-1800

        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock (par value $.01 per share)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Company as of the 11th day of March 1999, was approximately $45,825,095 based on the $10.25 closing sale price for the Common Stock on the Stock Market on such date. For purposes of this computation, all executive officers, directors and persons beneficially owning more than five percent of the Company have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

     The number of shares of Common Stock of the Registrant outstanding as of the 11th day of March, 1999, was 14,747,576.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1999 are incorporated by reference into Part III of this Form 10-K Report. (The Compensation Committee Report and the stock performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.)

                                    PART I

ITEM 1.  BUSINESS

THE COMPANY

     The Company is one of the largest U.S. providers of value-added vacation products and services targeted to higher-income travelers. The Company assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers through retail travel distributors, such as travel agents, and other distribution channels, including the Internet and affinity groups. The Company provides flexible independent travel programs for individuals as well as escorted tours and group packages.

     The Company intends to achieve the leading market position in selected high-volume, high-margin travel destinations and will focus initially on the following sales areas: (i) Hawaii; (ii) in-bound vacations to the United States for international travelers; (iii) Florida, the Caribbean and Mexico; (iv) other U.S. destinations such as California and New York; and (v) out-bound travel by U.S. travelers to Europe. The Company focuses its marketing efforts on travelers who typically spend more than $750 per person for a vacation. The Company also provides certain services to travel suppliers, including outsourced vacation packaging and affinity group marketing and awards program fulfillment.

     The Company markets its products and services to U.S. customers under two specific proprietary brands: one for up-scale, customized vacations (Classic Custom Vacations) and another for popular-priced vacation packages (Globetrotters). The Company believes providing expertise and competitive pricing in multiple destinations through two separate brands targeted to different consumer groups distinguishes its products and services and provides the Company with a significant competitive advantage. In addition to serving multiple destinations, the Company also has achieved a diverse domestic and international customer base. The Company uses its international scope to create cross-selling opportunities and expand its relationships with suppliers of quality travel products and services (primarily airlines, hotel companies and rental car companies).

INDUSTRY OVERVIEW

     Tourism is one of the world's largest industries. The Company participates in two segments of the tourism industry: (i) in-bound vacation travel to North American destinations by foreign travelers and (ii) vacation travel by U.S. travelers. According to the Travel Industry Association of America ("TIA"), Americans spent a total of $408 billion on all types of domestic travel in 1997. Also according to TIA, 71% of the domestic trips taken by U.S. travelers in 1997 were for personal or vacation travel, and management believes that approximately 70% of the trips taken by U.S. travelers to Europe were for personal or vacation travel. According to a survey by the U.S. Department of Commerce, there were 9.9 million U.S. tourists visiting Europe in 1997, an 11.7% increase from 1996. In addition, TIA, in conjunction with the Tourism Industries, estimates that there were 47.7 million international visitors to the United States in 1997 who spent an aggregate of $94.2 billion on such trips. Also according to TIA, the total amount spent by international travelers to the United States grew by 203% between 1987 and 1998.

     Travel suppliers use package vacation providers such as the Company to sell their capacity more efficiently and support their yield management. At the same time, management believes that purchasing travel products and services from package vacation providers can lower costs, simplify booking and result in higher commissions for retail travel agents. As a result of the approximately one-third erosion in stated commissions from airlines for U.S. domestic travel over the past three years, the Company believes travel agents are seeking to establish relationships with package vacation providers that will offer better customer service, competitive prices and attractive commission structures. Management believes approximately 90% of package tours in 1998 were sold through retail travel agents.

     The U.S. package vacation industry is fragmented, with more than an estimated 1,600 package vacation providers. The Company believes many of these businesses generally have made only small investments in technology to improve operating efficiency and may face significant investment requirements to meet current information technology demands, including Year 2000 compliance issues.

Furthermore, most of these companies lack the scale necessary to obtain preferential pricing and capacity from travel suppliers and to establish a nationally recognized brand name.

OPERATING STRATEGY

     In providing value-added vacation products and services targeted to higher-income travelers, the Company pursues an operating strategy that includes the following elements:

     Creating Value-added Vacation Products and Services. The Company focuses on creating vacation packages that provide added value to higher-income travelers. The Company believes that, because of its size and expertise in certain destinations, it can (i) generally provide better prices and inventory availability than can be obtained by an individual travel agency or traveler,
(ii) enhance and simplify access to travel information across multiple destinations and (iii) assemble vacation travel components into convenient packages for ease of planning and booking.

     Establishing National Brand Name Recognition. The Company believes it can leverage its presence in leading origination and destination cities to develop nationally recognized proprietary brand names in the package vacation industry. The Company believes offering expertise and competitive pricing through common brands across multiple destinations will provide greater confidence to travelers in making their vacation choices and engender consumer loyalty and a pattern of repeat purchases.

     Leveraging Strength in Selected Travel Destinations. The Company believes it has a leading position in the package vacation sales areas for westbound travel to Hawaii and for in-bound travel to the United States and intends to achieve the leading position in these and other high-volume, high-margin vacation destinations. The Company believes having scale and expertise in selected destinations gives it access to pricing and inventory that provides the Company with a significant competitive advantage.

     Pursuing Revenue Enhancing Opportunities. The Company's revenue enhancing strategies include (i) improving yield management by obtaining greater access to high-margin products and services, (ii) expanding ancillary products and services, such as city tours and travel protection, (iii) securing favorable pricing and inventory availability through strategic purchasing relationships and (iv) improving cash management, particularly management of traveler deposits and advance payments.

     Improving Operating Efficiencies. The Company has begun to reduce its operating expenses by (i) capitalizing on enhanced purchasing efficiencies, (ii) implementing a more effective utilization program of its physical and other assets, (iii) implementing best practices in its management and business systems, (iv) enhancing marketing relationships with travel suppliers and other related parties and (v) outsourcing certain functions where appropriate.

     Implementing Integrated Information Systems. The Company will continue to integrate its information systems in order to improve its ability to offer travelers value-added vacation products and services and to leverage maintenance and development costs across a broader customer base. In addition, integrated systems will facilitate the use of common operating platforms, reduce the cost and time requirements of developing external interfaces and accelerate the integration of subsequent acquisitions.

GROWTH STRATEGY

     To complement its operating strategy, the Company has developed a multi-faceted growth strategy that includes the following elements:

     Build Strong Brands. Traditionally, vacation package products have not achieved brand awareness, which in most cases has reduced consumers perception of value and credibility. Building strong vacation package brands not only enhances consumer confidence and perception of value, it creates an opportunity to more easily introduce new products. The Company intends to generate internal growth and strengthen brand awareness by (i) implementing an integrated national marketing program, (ii) increasing its presence in underpenetrated origination markets and (iii) implementing loyalty programs that stimulate repeat purchases.

     Leverage Traditional Distribution Channels. The Company's products currently are sold through 16,000 travel agents, but 10,000 market only one of its brands. This creates exceptional opportunities to cross-sell both brands in an integrated sales and marketing program. The Company already has begun establishing national contracts with agency chains and consortia. Recently, the Company announced that Carlson Leisure Group's 1,200 offices nationwide will sell the products of both of its brands, as will the Travel Associates Network, the nation's largest travel agent consortium.

     Expand Marketplace Coverage and Introduce Product Extensions. The Company has a number of initiatives under way to increase leisure travel sales. The Classic Custom Vacations brand, already a major vacation package provider to Hawaii, will launch in February 1999 its first Caribbean product offerings and is expanding its upscale product offerings into new European and U.S. destinations. Haddon Holiday's program to Hawaii, which is exclusively on United Airlines, has been expanded from the East Coast to a highly successful national program.

     The Globetrotters brand is expanding its affinity product marketing relationships with Hyatt and Amtrak. In 1999, the Company also will reposition and expand its Super Cities products, urban-oriented vacation packages to 13 popular U.S. destinations and London.

     Make Accretive Acquisitions. The vacation industry is highly fragmented with approximately 1,600 companies. No company has more than a 5 percent share of sales. A number of converging elements point toward accelerating consolidation. Many of today's owners are approaching retirement and find selling an attractive exit strategy. Rapid changes in the industry, including the impact of technology and the Internet, also are major factors. The Company will generally seek to acquire companies that (i) have desirable destination concentrations, (ii) have demonstrated growth and profitability, (iii) have an emphasis on customer service, (iv) have an experienced management team and (v) are likely to add some other strategic value to the Company.

     Enhance Supplier Relationships. The Company is establishing deeper preferred supplier relationships to improve the value equation for both parties by generating greater operating efficiencies, developing more unique products and optimizing marketing efforts. These efforts add value to its brands and attract more customers.

     Penetrate Direct Marketing Channels. The Company seeks to capitalize on the opportunities presented by the direct selling of vacation products and services to travelers and the emergence of alternative distribution channels while still supporting and leveraging its strong relationships with existing retail travel agents. Only half of all vacations in our target markets are sold by travel agents. While travel agents are its most important customer and primary distribution channel, the Company sees a tremendous opportunity to reach out to those consumers who do not use travel agents. The Company intends to provide these potential new customers, a $50 billion marketplace, with the products and distribution channels that best meet their needs.

KEY DESTINATIONS

     Hawaii. Westbound travel was up in 1998 after having been relatively flat the preceding three years according to the Hawaiian Visitor and Convention Bureau.

     The Company is one of the leading providers of vacations to Hawaii for travelers from the continental United States and has over 15 years of experience in the Hawaii travel marketplace. The Company has relationships with major airlines, such as United, Delta, American, Continental and Hawaiian for travel to Hawaii, and Hawaiian and Aloha for air travel within Hawaii, all of which provide the Company with access to prices that generally are better than published fares and to capacity for air travel to Hawaii, as well as marketing support. In addition, the Company utilizes a staff of over 100 on location in Hawaii to provide destination management for its Hawaii package vacations products and services. The Company believes its extensive experience and established reputation in Hawaii as well as its airline relationships are significant competitive advantages for it. The Company believes the Hawaii travel marketplace will continue to present growth opportunities in the future and to represent a significant portion of its revenues.

     In-bound to the United States. According to TIA, in conjunction with the Tourism Industries, 47.7 million in-bound travelers to the United States spent $94.2 billion on travel to and within the United States in 1997, making the United States the most popular tourist destination worldwide. Also according to TIA, the total amount spent by international travelers to the United States grew by 203% between 1987 and 1998.

     The Company is among the largest package vacation providers for in-bound travelers to the United States. The Company's customers for these products and services primarily are international travel distributors who send travelers to the United States. The Company believes its broad customer base among European and other international travel distributors and its status as one of a limited number of designated providers of vacations for in-bound travelers to the various Disney properties in Florida and California represents a significant competitive advantage.

     Florida, the Caribbean and Mexico. In 1998, according to the Florida Tourism Industry Marketing Corporation, approximately 48.7 million visitors traveled to Florida and approximately 8% of these travelers booked their travel in package form. TIA has reported that approximately 3.9 million U.S. travelers visited Caribbean destinations during 1997 and approximately 17.7 million U.S. travelers visited Mexico during 1997.

     The Company has an established presence in the markets for travel to Florida, the Caribbean and Mexico. The Company has over 15 years of experience in these destinations and has established key strategic relationships, including as one of a limited number of designated providers for American Airlines in the Caribbean. The Company also acts as one of a limited number of designated providers for Disney World. The Company believes its extensive experience and established reputation in these markets as well as its supplier relationships give it a significant competitive advantage over other providers of vacations to these destinations.

     Other U.S. Destinations. The Company offers products and services to a number of other destinations in the United States in addition to Hawaii and Florida. The Company is the exclusive provider of vacation products and services for Amtrak. The Company believes it has significant purchasing power for destinations throughout the United States due to the volume of U.S. travel products and services it purchases for both in-bound and domestic travelers. As a result, the Company is able to create and effectively market products and services in demand by travelers, including weekend trips and excursions such as "theater packages" in New York.

     Europe. According to a survey by the U.S. Department of Commerce, there were 9.9 million U.S. tourists visiting Europe in 1997, an 11.7% increase from 1996. The Company has an established presence in the marketplace for travel by U.S. residents to Europe. The Company intends to increase its presence in this sales marketplace by cross-selling within its existing customer base, by leveraging its relationships with travel distributors to create demand for the Company's brand name products and services and by leveraging its existing relationships with suppliers to obtain preferential pricing and access to capacity for European destinations.

PRODUCTS AND SERVICES

     The Company focuses on specific destinations in order to become a leading provider of value-added vacation products and services while at the same time providing travel suppliers with efficient and cost effective distribution of their capacity. The Company has expertise in and access to the products and services of a broad range of travel suppliers. Based on customer research, the Company designs its products and services to offer travelers a wider choice than that of an individual supplier. The Company assembles travel products and services in bulk and combines them to create customized vacations for individual travelers. The Company creates demand for its products through integrated marketing programs and handles all reservations, payment processing and supplier processing interfaces. The Company has developed the in-depth knowledge of these products and services that a retail travel agent, which acts as a broker or reseller of the entire spectrum of travel products and services, is unlikely to acquire.

     The Company focuses on ensuring customer satisfaction and cultivating consumer loyalty to its products and services. The Company has quality control mechanisms, such as destination management programs, in place to provide customer support and monitor the quality of the individual travel components and overall customer satisfaction.

     The Company is the exclusive provider of certain private label vacation products and services for Amtrak and Hyatt. The Company believes there are significant opportunities to expand its business by assembling package vacations on behalf of other companies, which seek to leverage their brand names. The benefits of capitalizing on such opportunities include (i) access to the customers, (ii) enhanced visibility in the marketplace through association with other well-recognized brands and (iii) reduced advertising and marketing costs through sharing arrangements.

     The Company also manages bank card reward and other affinity group marketing programs for several companies, including The Chase Manhattan Bank N.A. and U.S. Bancorp. The Company has certain proprietary software and extensive operating experience it believes provide a significant opportunity to capitalize on this capability. The Company intends to increase sales by proactively marketing its services to affinity group sponsors. The Company believes access to affinity groups provides unique opportunities for the direct marketing of its products and services to targeted travelers.

SALES AND MARKETING

     The Company pursues a fully integrated sales and marketing effort in support of its proprietary travel products and services as well as the private label products and services the Company manages and markets for other companies. The Company directs its marketing toward retail distributors and other intermediaries as well as to travelers directly. By employing a multi-faceted marketing approach targeted both to travel distributors and to individual travelers, the Company believes it will increase the demand for its products and services. In addition, the Company will integrate its own marketing efforts with the marketing support it receives from certain travel suppliers with whom the Company has an established relationship. The Company believes it will be able to leverage its national presence and established marketing and sales experience and strength into a competitive advantage. The Company seeks to identify and cultivate new customers and create cross-selling opportunities within its existing customer base.

     A substantial majority of the Company's products and services are sold through a broad network of retail travel agencies, including independent firms and agencies affiliated with travel consortia or national accounts. The Company typically offers retail travel agencies a base commission on the sale of Company products with the opportunity to earn additional override commissions on sales above negotiated threshold amounts. In addition to supplying travel agents with brochures and merchandising materials, the Company leverages its relationships through targeted marketing efforts including travel agent training, trade shows, cooperative advertising and performance incentives. These efforts also will include strategic distribution and favorable vendor arrangements (both exclusive and non-exclusive) with other travel intermediaries, national accounts and travel agency consortia. The Company employs a dedicated sales force to maintain and expand these relationships.

     The Company's marketing focuses on domestic and foreign travel distributors who market vacation products and services directly to travelers. The Company has developed numerous important relationships with major travel distributors in Europe and in certain other key international origination areas. The Company's marketing efforts with these distributors include direct sales efforts, brochures, trade advertising and trade shows in addition to effective account management of existing, long-standing relationships.

     The Company will pursue marketing opportunities in other distribution channels as well. The Company intends to develop marketing programs aimed at travelers who purchase travel products and services through affinity groups, and the Company will pursue strategic relationships with the owners of non-travel-related consumer brands that represent a consumer base the Company wishes to target. Finally, to reach travelers who prefer to purchase leisure and travel products and services on the Internet, the Company currently is finalizing its Internet strategy. This includes developing relationships with Internet companies to market the Company's products and services on their web sites or provide links to the Company's existing web sites (gvg.com, classiccustomvacations.com and globetrottervacations.com), as well as offering an Internet booking capability.

BUSINESS AND INFORMATION SYSTEMS

     The Company believes the successful application of common business and information systems will be important to its ability to create operating efficiencies and establish a competitive advantage. The on-going migration of systems of the Acquired Businesses to a shared system will enable the Company to spread maintenance and development costs across a broader customer base, facilitate the use of common operating platforms and reduce the costs and time requirements of developing external interfaces. In addition, it is likely that application of system solutions will become increasingly important to enable the Company to integrate customer identification and profiling capabilities with reservation and operational business systems. This combination will enable the Company to leverage each customer encounter into a basis for generating repeat business and establishing a long-term relationship.

     Recognizing the importance of the rapid integration of information systems to its strategy, on August 14, 1998, the Company, Trase Miller Solutions and the majority shareholder of Trase Miller Solutions entered into an agreement with a term ending on April 30, 2006 (the "Outsourcing Agreement") to expand this outsourcing agreement to provide a common platform system for all the Company's businesses (other than the business systems associated with the Company's in-bound business). During the term of the Outsourcing Agreement, Trase Miller Solutions will provide to the Company information systems and related services, including operating services, system maintenance, general management and support and implementation and migration services. From April 1, 1999 through April 30, 2006, The Company will pay Trase Miller Solutions for the services provided under the Outsourcing Agreement on a cost-plus 20% basis and will pay royalty fees of $17.5 million in the aggregate. In connection with the Outsourcing Agreement, the Company also paid $6.8 million to acquire an option, exercisable through January 10, 1999, to purchase all of the outstanding stock of Trase Miller Solutions. In January 1999, the Company paid approximately $2.3 million to extend the option through March 31, 1999. In the event the Company exercises this option, the purchase price will be $18.8 million, subject to certain adjustments and to a credit for the amount paid by the Company to acquire the option and extension. If the Company does not exercise the option, the amounts paid to acquire the option and extension will be credited over three years beginning April 1, 1999 against payments owing to Trase Miller Solutions under the Outsourcing Agreement.

     The Company believes that this arrangement will offer a number of advantages, which include (i) allowing the Company to focus on its core competencies of creating and marketing value-added vacation packages, (ii) leveraging third party investments in rapidly evolving technology, (iii) shortening the required time to develop and implement a shared technology platform, (iv) containing the costs of such development and implementation and
(v) developing the ability to market and arrange vacations through electronic distribution systems (including SABRE, Galileo and WORLDSPAN) as well as through the Internet.

     The Company plans to employ a chief information officer to manage its outsourced operations as well as to administer, install and maintain the Company's own network and custom development requirements. Prior to the achievement of full systems integration, which is expected to be completed in 1999, the Company will operate on several separate systems.

COMPETITION

     The Company competes with a variety of other providers of travel and travel-related products and services. Its principal competitors are other vacation providers, travel agencies and other retail and wholesale distributors of travel products and services, some of which are larger and have greater name recognition and financial resources than the Company. Certain package vacation providers that compete with the Company may have relationships with travel suppliers that give them preferred access to capacity or more competitive pricing than is available to the Company. Other travel providers have a presence in particular travel destinations that is stronger than that of the Company. The Company also competes with travel suppliers, including some of the Company's travel suppliers, that sell directly to individual travelers. The Company believes it competes for customers based upon the quality of the travel products and services delivered, price, specialized knowledge, reputation and convenience. The Company believes it is well-positioned to compete on these bases.

EMPLOYEES

     The Company employs approximately 730 people, a majority of whom are located at the Company's principal offices in San Jose, CA, New York, NY, Downers Grove, IL and on location in Hawaii. Approximately 320 of the Company's employees serve as reservation staff and the remainder serve in customer service and operations, sales and marketing, information systems and management and administration. The Company believes it enjoys good relations with its employees, none of whom are covered by any collective bargaining agreements.

QUALIFICATION OF FORWARD-LOOKING STATEMENTS

     The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, experience and the performance or achievements of the Company to be materially different from those anticipated, expressed or implied by the forward-looking statements. In evaluating the Company's business, the following factors, in addition to the Risk Factors set forth below and other information set forth herein, should be carefully considered: successful integration of systems; factors affecting internal growth and management of growth; dependence on travel providers; success of the acquisition strategy and availability of acquisition financing; success in entering new segments of the travel market and new geographic areas; dependence on technology; labor and technology costs; advertising and promotional efforts; risks associated with the travel industry generally; seasonality and quarterly fluctuations; competition; and general economic conditions. In addition, the Company's business strategy and growth strategy involve a number of risks and challenges, and there can be no assurance that these risks and other factors will not have a material adverse effect on the Company.

RISK FACTORS

     The following factors should be considered in addition to other information included in this Form 10-K.

SUBSTANTIAL COMPETITION

     The package vacation industry is highly competitive and has relatively low barriers to entry. The Company competes primarily with other vacation providers, travel agencies and other retail and wholesale distributors of travel products and services, some of which are larger and have greater brand name recognition and financial resources than the Company. Competition within the package vacation industry is increasing as certain of the Company's competitors are expanding their size and financial resources through consolidation. Certain package vacation providers that compete with the Company may have relationships with travel suppliers that give them preferred access to capacity or more competitive pricing than is available to the Company. Furthermore, some travel providers have a strong presence in particular geographic areas, which may make it difficult for the Company to attract customers in those areas. The Company also competes with travel suppliers, including some of the Company's travel suppliers, that sell directly to individual travelers. These suppliers may restrict the availability of travel products or services or the ability of the Company to offer such products or services at preferential prices. Consolidation among travel suppliers has left the remaining suppliers in a stronger position relative to providers of travel products and services, such as the Company. As a result of competitive pressures, the Company's revenues and margins may decline. There can be no assurance that the Company will be able to compete successfully, and the failure to compete successfully may have a material adverse effect on the business, financial condition and results of operations of the Company.

CHANGING INDUSTRY DYNAMICS; NEW METHODS OF DISTRIBUTION

     Innovations in on-line technology such as the Internet have increased the ability of travel suppliers to distribute their travel products and services directly to travelers. Travelers can now use the Internet to access information about travel products and services and to purchase such products and services directly from suppliers, thereby bypassing both vacation providers such as the Company and retail travel agents through whom the Company receives a substantial majority of its revenues. In addition, recent erosion of commissions paid by travel suppliers, particularly airlines, to travel distributors has weakened the financial condition of many travel agents. Because the Company currently relies to a large extent on retail travel agencies for access to travelers and revenues, a shift in consumer purchasing away from travel agencies and toward direct purchasing from travel suppliers could have an adverse impact on the Company. Also, although the Company has a strategy to capitalize on the emergence of the Internet as an alternative distribution channel, there can be no assurance that such strategy will be successful or will not negatively impact the Company's relationship with retail travel agents.

ABSENCE OF COMBINED OPERATING HISTORY

     Following the recapitalization of the Company in March 1998 (the "Recapitalization"), the Company completed the acquisitions (together "the Acquisitions") of Haddon Holidays, Inc. ("Haddon"), Classic Custom Vacations ("Classic"), MTI Vacations, Inc. ("MTI"), and Globetrotters, Inc. ("Globetrotters") (the "Acquired Businesses"). The Acquisitions account for a substantial majority of the Company's pro forma revenues for 1997. Although the Company and each of the Acquired Businesses have been in operation for more than 15 years, they have virtually no history of combined operations. The pro forma consolidated financial data included in this Form 10-K cover periods when the Company and the Acquired Businesses were not under common management or control and are not necessarily indicative of the results that would have been achieved if the Company and the Acquired Businesses had been operated on an integrated basis or the results that may be realized on a consolidated basis in the future.

DEPENDENCE ON TRAVEL SUPPLIERS

     The Company is dependent upon travel suppliers for access to their products and services. Certain travel suppliers, such as American Airlines, Inc. ("American Airlines"), Delta Air Lines, Inc. ("Delta"), United Air Lines, Inc. ("United"), Aloha Airlines, Inc. ("Aloha"), Hawaiian Airlines, Inc. ("Hawaiian Airlines"), Hyatt Hotels Corporation ("Hyatt"), ITT Starwood Hotels & Resorts Worldwide, Inc., Marriott International, Inc. and Amtrak, offer the Company (i) non-exclusive pricing that is preferential to published rates, enabling the Company to offer complete vacations at prices lower than generally would be available to individual travelers and retail travel agents, (ii) non-exclusive preferential access to inventory of their travel products and services, enabling the Company to assemble more desirable vacations for travelers, or (iii) in the case of certain travel suppliers, both non-exclusive preferential pricing and access to inventory. The Company's travel suppliers generally can cancel or modify their agreements with the Company upon relatively short notice. In addition, any decline in the quality of travel products and services provided by these suppliers, or a perception by travelers of such a decline, could adversely affect the Company's reputation. The loss of contracts, changes in the Company's pricing agreements, commission schedules or incentive override commission arrangements, more restricted access to travel suppliers' products and services or less favorable public opinion of certain travel suppliers and resulting low demand for the products and services of such travel suppliers could have a material adverse effect on the business, financial condition and results of operations of the Company.

CONCENTRATION IN HAWAIIAN MARKETPLACE

     In 1998, the Company derived approximately 50% of its gross revenues from products and services associated with vacations to Hawaii. Westbound travel was up in 1998 after having been relatively flat the preceding three years according to the Hawaiian Visitor and Convention Bureau. A downturn in the market for vacations to Hawaii could have a material adverse effect on the business, financial condition and results of operations of the Company.

MANAGEMENT OF GROWTH; INTEGRATION OF OPERATIONS

     The Company has grown rapidly since March 1998 through the Acquisitions, and the Company expects to continue to grow in part through additional acquisitions. The Company's executive management group has been assembled in the past year, and there can be no assurance that the executive management group will be able to manage effectively the combined entity or implement the Company's operating and growth strategies. In addition, the rapid pace of acquisitions has, and will continue to, put pressure on the Company's personnel, computer systems and other corporate support systems. Any inadequacy of such systems to manage the increased size and scope of operations resulting from growth or the inability of the Company to integrate successfully the Acquired Businesses or future acquisitions could have a material adverse effect on the business, financial condition and results of operations of the Company.

     The Company will continue to improve its profitability by various means, including a continued reduction of redundant operating and overhead costs, increased asset utilization and enhanced purchasing power. The Company's ability to sustain profitability improvements will be affected by various factors, such as the costs associated with centralizing its administrative functions and its ability to benefit from enhanced purchasing power, many of which are beyond the control of the Company. In addition, the Company's ability to achieve its operating and growth goals will depend in large part on its ability to continue to consolidate and integrate certain administrative functions common to the Company and the Acquired Businesses. Such consolidation and integration has required substantial attention from senior management and may disrupt the operations of the Company, as management attention is diverted from other tasks, and as technological, practical or personnel issues arise. In addition, although no material capital expenditures currently are anticipated in connection with such consolidation and integration, there can be no assurance that such consolidation and integration will not result in the requirement to make material unanticipated capital expenditures. There can be no assurance that such consolidation and integration will be completed or that, if completed, the Company will recognize any economic benefit.

DEPENDENCE ON ACQUISITIONS FOR FUTURE GROWTH

     One of the Company's strategies is to increase its revenues and the markets it serves through acquisitions. There can be no assurance that suitable candidates for acquisitions can be found or, if suitable candidates are identified, that acquisitions can be completed on acceptable terms. In this regard, the Company faces competition from other package vacation providers as well as from travel suppliers and vertically integrated travel companies in its efforts to identify acquisition targets and complete acquisitions. In addition, as consolidation in the industry continues, the prices for attractive acquisition candidates may be bid up to higher levels, and there can be no assurance that businesses acquired in the future will achieve sales and profitability that justify the investment therein. The failure of the Company to acquire additional travel businesses may limit the Company's ability to grow in the future.

     Future acquisitions may involve a number of risks that could adversely affect the business, results of operations and financial condition of the Company. These could include adverse short-term effects on the Company's reported operating results such as those caused by severance payments to employees of acquired companies, difficulties in eliminating duplicative costs, restructuring charges associated with the acquisitions and other expenses associated with a change of control, as well as non-recurring acquisition costs. Acquisitions also may divert management's attention, create difficulties with retention, hiring and training of key personnel, raise risks associated with unanticipated problems or legal liabilities and require non-cash accounting charges associated with the amortization of acquired intangible assets. Furthermore, although the Company conducts due diligence and generally requires representations, warranties and indemnifications from the former owners of acquired companies, there can be no assurance that such owners will have accurately represented the financial and operating conditions of their companies or will have the means to satisfy their indemnification obligations. If an acquired company's financial or operating results were misrepresented, the acquisition could have a material adverse effect on the business, financial condition and results of operations of the Company.

INTEGRATION OF INFORMATION AND BUSINESS SYSTEMS

     The Company and each of the Acquired Businesses have operated separate internal information and business systems. Prior to the acquisition by the Company of MTI Vacations, Inc. ("MTI"), MTI received information and business system support on an outsourced basis from Trase Miller Solutions, Inc. ("Trase Miller Solutions"), and Trase Miller Solutions continues to provide such services to MTI. In order to migrate the separate support systems which the Company and the other Acquired Businesses currently operate (other than the business systems associated with the Company's in-bound business) to a common platform system, the Company has negotiated to expand the outsourcing agreement with Trase Miller Solutions throughout the Company's business. The Company currently estimates the migration to the Trase Miller Solutions system will be accomplished prior to the end of 1999, subject to the integration of any further acquisitions. Once this migration is complete, the Company's ability to deliver its products and services and manage its internal systems will depend substantially on the Trase Miller Solutions system. There can be no assurance that the implementation will be completed on a timely cost-effective basis and without unforeseen difficulties. In addition, while the Company believes that the Trase Miller Solutions system will provide adequately for the Company's information and business system requirements, there can be no assurance that the Trase Miller Solutions system will in fact meet the Company's needs. Prior to the company-wide implementation of the Trase Miller Solutions system, the operation of multiple separate systems, including the systems of any businesses hereafter acquired by the Company, could adversely affect the Company's ability to monitor and manage its operations. The failure of the Company to effectively manage the Trase Miller Solutions agreement or otherwise to integrate its separate systems, any delays or difficulties encountered in implementing the Trase Miller Solutions system or the failure of the Trase Miller Solutions system to meet the Company's information and business system requirements could have a material adverse effect on the business, financial condition and results of operations of the Company (See
Note 8 - Trase Miller Agreement of Notes to Consolidated Financial Statements).

DEPENDENCE ON TECHNOLOGY; YEAR 2000 ISSUE

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

     The Company's dependence upon information and telecommunications technology makes the Company particularly sensitive to Year 2000 issues. Because the Company receives reservations up to a year in advance, the Company must identify and correct potential Year 2000 problems on a more accelerated basis than companies in many other industries. While the Company believes that the Trase Miller Solutions system, as well as any of the Company's systems not integrated within the Trase Miller Solutions system is Year 2000 compliant, there can be no assurance that these systems will prevent disruptions of the Company's operations due to Year 2000 issues. In addition, the Company's information and telecommunications systems must operate in conjunction with the systems of other parties, including SABRE, Galileo and WORLDSPAN, and any Year 2000 problems in these third-party systems could directly affect the Company's own systems. Finally, travelers who use the Company's products and services may be exposed to disruptions in their travel as a result of failures by travel suppliers or other travel businesses to correct Year 2000 problems in their information and computer systems, and such disruptions could adversely affect demand for vacation travel generally and may have a material adverse effect on the business, financial condition and results of operations of the Company.

DEPENDENCE ON CUSTOMER DEPOSITS AND ADVANCE PAYMENTS

     The Company derives substantial income from interest on customer deposits and advance payments. For 1998 on a pro forma basis, the Company had interest income of $3.7 million (or 35.8% of income before income taxes), substantially all of which was derived from interest on customer deposits and advance payments. In addition, the Company's pricing of its products and services is determined, in part, based upon the interest income expected to be received from investing these deposits and advance payments. The Company's investment policy and the terms of the Company's credit facility restrict the Company to investing these deposits and advance payments only in investment-grade securities. A failure of these investment securities to perform at their historical levels could reduce the interest income realized by the Company, which could have a material adverse effect on the business, financial condition and results of operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

QUARTERLY FLUCTUATIONS; SEASONALITY

     The Company's operating results have fluctuated from period to period and likely will continue to fluctuate in the future. The travel industry in general and the Company's operations in particular are highly seasonal. The Company's net revenues generally are highest in the second and third quarters of the year, while its expenses generally are highest in the first and fourth quarters. The Company's quarterly results of operations also may be subject to fluctuations as a result of the timing and cost of acquisitions, fare wars by travel suppliers, changes in relationships with certain travel suppliers, changes in the mix of services offered by the Company, extreme weather conditions, general economic conditions or other factors affecting travel generally. As a result of these and other factors, the Company's quarterly operating results are subject to fluctuation, and the Company believes quarter-to-quarter comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, due to all of the foregoing factors, the Company's operating results in future periods may be below the expectations of securities analysts and investors. In such event, the market price of the Common Stock could be materially adversely affected.

RELIANCE ON KEY PERSONNEL

     The Company's success will depend, in part, on the continued efforts of Roger H. Ballou, its Chairman and Chief Executive Officer, J. Raymond Lewis, Jr., its President and Chief Operating Officer, Walter S. Berman, its Executive Vice President and Chief Financial Officer, and the senior management of the Acquired Businesses. Furthermore, the Company's operations likely will depend on the senior management of companies that may be acquired in the future. If any of these individuals becomes unwilling or unable to continue in his or her present role, or if the Company is unable to attract and retain other skilled employees, its business could be adversely affected. The Company does not maintain key person life insurance on any of its key personnel. Although the Company has entered into employment agreements with Messrs. Ballou, Lewis and Berman, they, like all other key employees, may voluntarily terminate their respective employment relationships with the Company at any time.

GOVERNMENT REGULATION AND TAXATION

     Many travel suppliers, particularly airlines, are subject to extensive regulation by federal, state and foreign governments. In addition, the travel industry is subject to certain special taxes by federal, state, local and foreign governments, including hotel bed taxes, car rental taxes, airline excise taxes and airport taxes and fees. New or different regulatory schemes or changes in tax policy could have an adverse impact on the travel industry in general and could have a material adverse effect on the business, financial condition and results of operations of the Company.

ACQUISITION FINANCING; ADDITIONAL DILUTION

     The Company currently intends to finance future acquisitions by using shares of Common Stock, cash, borrowed funds or a combination thereof. Existing shareholders will suffer ownership dilution if the Company uses Common Stock as consideration for future acquisitions. Moreover, the issuance of additional shares of Common Stock may negatively affect earnings per share and the market price of the Common Stock. If the Common Stock does not maintain a sufficient market value, if the price of Common Stock is highly volatile or if potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to use more of its cash resources or more borrowed funds in order to execute its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity offerings. The Company has entered into a credit facility that will provide a limited source of funds which may be used in connection with future acquisitions. There can be no assurance that this credit facility will be sufficient to meet all of the Company's capital requirements to fund acquisitions or that the Company will be able to obtain additional financing if and when it is needed or that any such additional financing will be available on terms it deems acceptable.

ACCOUNTING CHARGES; SIGNIFICANT INTANGIBLE ASSETS

     Many business acquisitions must be accounted for under the purchase method of accounting, and the Company expects that, under current accounting rules, it will be required for the foreseeable future to account for all acquisitions under the purchase method. Acquisitions accounted for under the purchase method are likely to generate goodwill (which, generally, represents the difference between the purchase price and the fair value of the tangible and separately measurable intangible net assets) or other intangible assets. Consequently, acquisitions of new businesses typically would result in substantial amortization charges to the Company, which, although non-cash in nature, could have a significant impact on the Company's reported operating results. Acquisitions also may involve significant one-time acquisition-related charges.

     Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited, and the Company's management has determined that period to be at least 35 years for the goodwill recorded in connection with the Acquisitions. There can be no assurance that the Company's management accurately determined the amortization period for the goodwill recorded in connection with the Acquisitions. If the Company failed to recognize a separate, material intangible asset having an actual benefit period of less than 35 years, or if the Company did not give effect to any accrued shorter benefit periods for certain material portions of the goodwill recorded in connection with the Acquisitions, then earnings reported in periods immediately following the Acquisitions will be overstated, and, in later years, the Company will be burdened by a continuing charge against earnings without an associated benefit to income which generally would have been factored into the price paid for the business acquired. Earnings in later years also will be significantly affected if management determined that the remaining balance of goodwill at any time was impaired. Management has reviewed with its independent accountants all of the factors and related cash flows which it considered in arriving at the amount of goodwill in each of the Acquisitions. Management concluded that the anticipated future cash flows associated with intangible assets recognized in the Acquisitions will continue indefinitely, and that there is no persuasive evidence that any material portion will dissipate over a period shorter than 35 years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Growth Strategy."

VACATION TRAVEL INDUSTRY; GENERAL ECONOMIC CONDITIONS

     The Company's results of operations will depend upon factors affecting the vacation travel industry generally. The Company's revenues and earnings are especially sensitive to events that affect domestic and international air travel and the level of car rentals and hotel reservations. A number of factors, including political instability, armed hostilities, international terrorism, labor disturbances, a rise in fuel prices or other travel costs, excessive inflation, currency fluctuations, extreme weather conditions and concerns about passenger safety could result in a temporary or longer-term overall decline in demand for package vacations. The Company believes price-based competition will continue for the foreseeable future. The continuation of such competition and the occurrence of any of the events described above could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, demand for the Company's products and services may be significantly affected by the general level of economic activity and employment in the United States and key international markets. Therefore, any significant economic downturn or recession in the United States or these other markets could have a material adverse effect on the business, financial condition and results of operations of the Company.

VOTING CONTROL BY EXISTING MANAGEMENT AND SHAREHOLDERS

     Thayer Equity Investors III, L.P. ("Thayer") and its affiliates own and control a substantial majority of the Common Stock of the Company. As of December 31, 1998, Thayer and its affiliates own beneficially 64.7% of the outstanding shares of Common Stock. As a result, Thayer and its affiliates are able to exercise control over the Company's affairs and are able to elect the entire Board of Directors and control the disposition of any matter submitted to a vote of shareholders. In addition, the Company's executive officers and directors, and entities affiliated with them, including Thayer and its affiliates, as of December 31, 1998, own beneficially shares of Common Stock representing 69.7% of the total voting power of the Common Stock.

NO PRIOR PUBLIC TRADING MARKET; POSSIBLE VOLATILITY OF TRADING PRICE

     Prior to the initial public offering, there was no public market for the Common Stock and, although a public market has now been developed, there can be no assurance that the public market for the Common Stock will be active or continue. The market price of the Common Stock may be subject to significant fluctuations in response to numerous factors, including variations of the annual or quarterly results of the Company or its competitors, changes by financial research analysts in their estimates of the earnings of the Company or the failure of the Company to meet such estimates, conditions of the economy in general or in the travel industry in particular, unfavorable publicity or changes in applicable laws and regulations (or judicial or administrative interpretations thereof) affecting the Company or the travel service industry. From time to time, the stock market experiences significant price and volume volatility, which may affect the market price of the Common Stock for reasons unrelated to the Company's performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Any such litigation instigated against the Company could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the business, results of operations and financial condition of the Company.

SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION RIGHTS AGREEMENT

     Sales of substantial amounts of Common Stock in the public market following the initial public offering could adversely affect the prevailing market price of the Common Stock and the Company's ability to raise capital in the future. Upon completion of the initial public offering ("IPO"), the Company had a total of 14,747,576 shares of Common Stock outstanding, of which the 3,000,000 shares offered were freely tradable without restriction under the Securities Act of 1933, as amended (the "Securities Act"), by persons other than "affiliates" of the Company, as defined under the Securities Act. The remaining 11,747,576 shares of Common Stock outstanding were "restricted securities" as that term is defined by Rule 144 promulgated under the Securities Act. Of these shares, approximately 740,238 shares are eligible for sale in the public market pursuant to Rule 144(k) under the Securities Act and the remaining 11,007,338 shares are eligible for sale in the public market from time to time.

     On January 14, 1999, the Company registered on Form S-8 under the Securities Act the shares of Common Stock issuable under the Stock Option Plan. Of the 2,000,000 shares to be issuable under this Stock Option Plan, approximately 1,617,819 shares were subject to outstanding options as of December 31,1998. At any time a number of shares equal to 12% of the then outstanding shares of Common Stock will be reserved for issuance under the Stock Option Plan.

     Holders of approximately 11,747,576 shares of Common Stock are entitled to certain registration rights with respect to such shares. If such holders, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, such sales could have an adverse effect on the trading price of the Common Stock. In addition, if the Company is required, pursuant to such registration rights, to include shares held by such persons in a registration statement that the Company files to raise additional capital, the inclusion of such shares could have an adverse effect on the Company's ability to raise needed capital.

NO DIVIDENDS

     The Company does not expect to pay cash dividends on Common Stock in the foreseeable future. In addition, under its credit agreement, the Company is prohibited from paying dividends on its shares of capital stock other than dividends payable solely in shares of Common Stock.

FORWARD-LOOKING INFORMATION

     The matters discussed in this Form 10-K include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. A number of important factors, including those identified above under this caption "Risk Factors" as well as factors discussed elsewhere in this Form 10-K, could cause the Company's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) changes in general economic conditions and other factors that affect demand for travel products or services; (ii) changes in the vacation travel industry; (iii) changes in the Company's relationships with travel suppliers; (iv) competitive factors (including changes in travel distribution methods); and (v) the success of the Company's operating and growth strategies (including the ability to integrate acquisitions into Company operations, the ability of acquired companies to achieve satisfactory operating results and the ability of the Company to manage the transition to an integrated information platform). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

EXECUTIVE OFFICERS

     Set forth below is certain information concerning the executive officers of the Company.

     Roger H. Ballou, 47, has served as Chairman and Chief Executive Officer of the Company since March 1998. Immediately prior to joining the Company, Mr. Ballou served as a Senior Advisor to Thayer. Between May 1995 and September 1997, Mr. Ballou served as Vice Chairman and Chief Marketing Officer, and then as President and Chief Operating Officer of Alamo. For more than 16 years prior to joining Alamo, Mr. Ballou held several executive positions with American Express Travel, serving most recently as President -- Travel Services Group. Mr. Ballou currently serves as Chairman of the National Tourism Organization, a travel industry organization chartered by the U.S. Congress, as a member (and past Chairman) of the Board of Directors of TIA and as a member of the Board of Directors of the National Academy Foundation. From 1995 through 1997, he served as Chairman of the Government Affairs Council, the leading travel industry federal government lobbying arm. Mr. Ballou also is a member of the Board of Directors of American Medical Security, Inc.

     J. Raymond Lewis, Jr, 53, has served as President and Chief Operating Officer of the Company since March 1998. From September 1996 until January 1998, Mr. Lewis served as President of Certified Vacations, Inc., a large package vacation provider headquartered in Florida. From January 1992 through August 1996, Mr. Lewis was Executive Vice President, Worldwide Sales and Marketing and a director and member of the Executive Committee of Holiday Inn. Mr. Lewis held several executive-level marketing positions with Holiday Inn between 1985 and 1992.

     Walter S. Berman, 56, has served as Executive Vice President and Chief Financial Officer of the Company since April 1998. From September 1996 until March 1998, Mr. Berman served as an outside consultant to International Business Machines, Inc. ("IBM") to provide advice and assistance to IBM's chief financial officer in several reengineering initiatives in the areas of tax strategy, utilization of capital and risk management. Between 1965 and 1996, Mr. Berman held several positions with American Express Travel, most recently as Executive Vice President and Chief Financial Officer. Mr. Berman also served as Treasurer of American Express Corporation, the parent company of American Express Travel, from 1995 through 1996.

     The Company's executive officers are appointed annually by, and serve at the discretion of, the Board of Directors. Each executive officer is a full-time employee of the Company. There are no family relationships between any of the executive officers of the Company.

ITEM 2. PROPERTIES

     The Company's headquarters are located in Washington, D.C. As of December 31, 1998, the Company's other principal facilities consist of leased offices, of which the largest are located in New York, NY, Downers Grove, IL and San Jose, CA. The Company has other offices in Cambridge, MA and Mount Laurel, NJ that will be closed by March 31, 1999. The Company believes these facilities are adequate to meet its anticipated needs. As the Company continues to implement its growth strategy, certain changes are expected, such as combinations of facilities, expansion of other facilities, and the implementation of new call centers or shared services centers.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not involved in any legal proceedings other than various legal actions arising in the ordinary course of business. The Company believes none of these actions will have a material adverse effect on its business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on The New York Stock Exchange under the symbol "GVG." The following table sets forth the high and low closing prices for each quarter (or partial quarter) in 1998, as quoted on The New York Stock
Exchange:

                                                      HIGH               LOW
                                                      ----               ---

        Third Quarter (from July 31, 1998)            $15               $7 1/4
        Fourth Quarter                                 11 1/4            5 7/16



     The closing price of the Company's Common Stock, as reported by The New York Stock Exchange, on March 11, 1999 was $10.25. The approximate number of record holders of the Common Stock as of March 11, 1999 was 55.

     The Company intends to retain all of its earnings, if any, to finance the expansion of its business and for general corporate purposes, including future acquisitions, and does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. In addition, the Company's line of credit includes restrictions on the ability of the Company to pay cash dividends without the consent of the lender.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997 and 1996, was derived from the financial statements of the Company audited by Arthur Andersen LLP included elsewhere in this Form 10-K. The selected financial data as of December 31, 1996 and 1995, and for the year ended December 31, 1995, were derived from the financial statements of the Company audited by Arthur Andersen LLP not included in this Form 10-K. The selected financial data as of December 31, 1994, and for the year ended December 31, 1994, were derived from unaudited financial statements of the Company not included in this Form 10-K which, in the opinion of management, have been prepared in a manner consistent with the audited financial statements. The results of operations for the year ended December 31, 1998, are not necessarily indicative of the results to be expected for any future period. The selected pro forma statement of operations data gives effect to the acquisitions of Haddon Holidays, Inc., Classic Custom Vacations, MTI Vacations and Globetrotters, Inc., as well as the Company's initial public offering and the use of the net proceeds therefrom to repay certain indebtedness, as if all such events had occurred as of January 1, 1997. The selected pro forma financial data is not necessarily indicative of the results of operations and financial position of the Company had such transactions occurred on the dates specified and is not necessarily indicative of the results of operations for any future period. The information in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and accompanying notes thereto included elsewhere in this Form 10-K.


                                                          YEARS ENDED DECEMBER 31,
                                                          ------------------------
                                                     (in thousands, except per share data)
                                                                                                           PRO FORMA      PRO FORMA
                                              1998       1997          1996         1995        1994        1998(1)        1997(1)
                                           ---------   ---------    ---------    ---------    ---------    ---------     ---------

STATEMENT OF OPERATIONS DATA:
Net revenues.............................. $  90,421   $  24,255    $  22,259    $  18,464    $  13,098    $ 123,501    $ 115,222
Operating expenses .......................    69,386      17,852       16,025       13,316        8,414      100,465       96,939
                                           ---------   ---------    ---------    ---------    ---------    ---------    ---------

     Gross profit ........................    21,035       6,403        6,234        5,148        4,684       23,036       18,283
                                           ---------   ---------    ---------    ---------    ---------    ---------    ---------
General and administrative
     expenses(2) .........................    10,248       7,797        6,905        5,702        4,758       12,083       10,256
Depreciation and amortization ............     2,779         182          154          131          166        3,820        3,485
 Settlement agreement legal
     expense .............................        --          --           --           --           --           --        1,184
                                           ---------   ---------    ---------    ---------    ---------    ---------   ---------

Income (loss) from operations ............     8,008     (1,576)         (825)        (685)        (240)       7,133        3,358
                                           ---------   ---------    ---------    ---------    ---------    ---------    ---------
Other income (expense):
    Interest income ......................     2,480         556          581          521          445        3,658        4,324
    Interest expense .....................    (1,504)         --           --           --           --         (586)        (889)
    Other, net ...........................        26          41           (4)          67           --           22          338
                                           ---------   ---------    ---------    ---------    ---------    ---------    ---------
        Total other income ...............     1,002         597          577          588          445        3,094        3,773
                                           ---------   ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes and
    extraordinary item ...................     9,010        (979)        (248)         (97)         205       10,227        7,131

Provision for  income taxes ..............    (3,908)       (124)        (122)        (106)         (87)      (4,025)      (2,852)
                                           ---------   ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before extraordinary
    item .................................     5,102      (1,103)        (370)        (203)         118        6,202        4,279
Extraordinary item, net of income
    tax benefit of $244 ..................      (379)         --           --           --           --           --           --
                                           ---------   ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss) ........................     4,723      (1,103)        (370)        (203)         118        6,202        4,279
Preferred dividend .......................    (2,519)         --           --           --           --           --           --
                                           ---------   ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss) available to
  common shareholders..................... $   2,204   $  (1,103)   $    (370)   $    (203)   $     118    $   6,202    $   4,279
                                           =========   =========    =========    =========    =========    =========    =========
Net income (loss) per share:
    Basic and Diluted..............        $    0.22   $   (0.21)                                          $    0.42    $    0.29
Weighted average
shares outstanding:

    Basic ................................     9,931       5,291                                              14,746       14,748
    Diluted ..............................     9,990       5,291                                              14,805       14,748



                                                                               DECEMBER 31,
                                                                              (in thousands)
                                                      1998           1997          1996            1995          1994
                                                      ----           ----          ----            ----          ----
                     BALANCE SHEET DATA:

    Cash, cash equivalents and short-term
      investments ..............................  $   32,663     $   7,909     $   8,256      $   7,896      $   6,571
    Working capital (deficit)...................     (24,867)          (78)        1,256          2,710          3,563
    Total assets................................     134,060        19,375        19,677         17,713         13,819
    Total debt..................................       6,663            --            --             --             --
    Shareholders' equity........................      53,585           358         1,673          3,151          4,118

----------

(1) The pro forma statement of operations data for each period presented gives effect to (i) the Recapitalization, (ii) the Acquisitions and the issuance of capital stock in connection therewith, (iii) reductions in salary and bonuses to the prior owners and key executives of the Company and the Acquired Businesses, offset in part by expected incremental costs reflecting the Company's new management structure (the "Compensation Savings"), (iv) the termination of the Company's status as an S Corporation, (v) the Conversion of Class A Convertible Preferred Stock into common stock (the "Conversion"), (vi) the Company's initial public offering and the use of the net proceeds therefrom to repay certain indebtedness as if all such events had occurred as of January 1, 1997. The pro forma results do not eliminate the non-recurring settlement agreement legal expense of one of the Acquired Businesses of approximately $1.2 million for the year ended December 31, 1997 as such expense is not directly related to the Acquisitions.

(2) General and administrative expenses for the years ended December 31, 1997, 1996, 1995 and 1994 include salary and bonuses to the prior owners and certain key employees of the Company of $5.8 million, $4.8 million, $3.8 million, and $3.1 million, respectively.

     General and administrative expenses for the year ended December 31, 1998 include approximately $1.1 million of expenses incurred in connection with the Recapitalization.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Overview

     Global Vacation Group, Inc. ("GVG" or the "Company") assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers through retail travel distributors, such as travel agents, and other distribution channels including the Internet and affinity groups. In March 1998 the Company was recapitalized and between March 1998 and May 1998 acquired the stock or assets of four other vacation providers. GVG acquired the outstanding capital stock of Haddon Holidays Inc., ("Haddon"), Classic Custom Vacations, ("Classic") and Globetrotters Inc. ("Globetrotters") and substantially all the assets of MTI Vacations, Inc. ("MTI") (collectively, the "Acquisitions"). The consideration for the Acquisitions consisted of cash. Each acquisition has been accounted for under the purchase method of accounting. The accompanying consolidated financial statements as of December 31, 1998 and for the year ended December 31, 1998 include the results of operations for each of the Acquisitions from their respective acquisition dates in 1998.

     Net revenues include commissions and markups on travel products and services, volume bonuses received from travel suppliers, cancellation fees and other ancillary fees such as travel protection premiums and are recognized upon the commencement of travel. For the year ended December 31, 1998, the Company had net revenues of $90.4 million and net income of $4.7 million derived from a total dollar value of travel products and services of $410.2 million. For the year ended December 31, 1997, the Company had net revenues of $24.3 million and a net loss of $1.1 million derived from a total dollar value of travel products and services of $125.9 million.

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

     In connection with the Recapitalization and the Acquisitions, the Company is restructuring certain operations of the companies acquired in the Acquisitions (the "Acquired Businesses"). The Company's objective is to realize certain savings from the combination of the Acquired Businesses as a result of consolidating certain operating expenses such as telecommunications, advertising and promotional programs and from consolidating or outsourcing certain administrative functions, including technology and software development, insurance, employee benefits and other administrative expenses. The Company accrued certain costs of restructuring the Acquired Businesses totaling approximately $2.0 million related to closing redundant acquired facilities and making severance payments to terminated employees following the Acquisitions. During 1998, the Company closed four reservation offices, combined four domestic companies into two U.S. brands and migrated two of the Acquired Businesses' information systems onto a common technology platform. The restructuring of the redundant facilities is on-going, and the Company has a remaining accrual of $1.1 million as of December 31, 1998. The remaining accrual relates primarily to lease obligations on closed facilities and severance costs expected to be paid in 1999.

     The Company derives a significant portion of its pre-tax income from interest earned on funds related to customer deposits and prepayments for vacation products. Generally, the Company requires a deposit within one week of making a travel reservation. Reservations are typically made two to three months prior to departure. Additionally, for package tours, the Company generally requires that the entire cost of the vacation be paid in full 45 to 60 days before departure, unless reservations are made closer to departure. While terms vary, the Company generally pays for the vacation components after the customer's departure. In the period between receipt of a deposit or prepayment and the payment of related expenses, these funds are invested in cash and investment-grade securities. This cycle is typical in the package tour industry and earnings generated on deposits and prepayments are integral to the Company's operating model and pricing strategies. For the year ended December 31, 1998, the Company had interest income of $2.5 million (27.5% of income before income taxes and extraordinary item), all of which was derived from interest on customer deposits and advance payments. For the year ended December 31, 1997, the Company had interest income of $556,000 (or

   56.8% of loss before income taxes). For the year ended December 31, 1998, on a pro forma basis, the Company had interest income of $3.7 million (35.8% of income before income taxes and extraordinary item). For the year ended December 31, 1997, on a pro forma basis, the Company had interest income of $4.3 million (or 60.6% of income before income taxes).

PRO FORMA RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

        Management believes that period-to-period comparisons of the Company's historical financial results are not necessarily meaningful and should not be relied upon as an indication of future performance given the impact of the Acquired Businesses and the Company's 1998 initial public offering on the Company's financial results.

       The pro forma statement of operations data for each period presented give effect to (i) the Recapitalization, (ii) the Acquisitions and the issuance of capital stock in connection therewith, (iii) reductions in salary and bonuses to the prior owners and key executives of the Company and the Acquired Businesses, offset in part by expected incremental costs reflecting the Company's new management structure (the "Compensation Savings"), (iv) the termination of the Company's status as an S Corporation, (v) the Conversion and (vi) the Company's initial public offering and the use of the net proceeds therefrom to repay certain indebtedness as if all such events had occurred as of January 1, 1997. The pro forma results do not eliminate the non-recurring settlement agreement legal expense of one of the Acquired Businesses of approximately $1.2 million for the year ended December 31, 1997, as such expense is not directly related to the Acquisitions. The pro forma consolidated financial data included in this Form 10-K cover periods when the Company and the Acquired Businesses were not under common management or control and are not necessarily indicative of the results that would have been achieved if the Company and the Acquired Businesses had been operated on an integrated basis or the results that may be realized on a consolidated basis in the future.

        The following table summarizes the Company's pro forma results of operations as a percentage of pro forma net revenues (in thousands).

                                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------------------------
                                                                             1998                          1997
                                                                             ----                          ----
                                                                          PRO FORMA                      PRO FORMA
                                                                  Amount              %           Amount              %
                                                                -----------------------------------------------------------

                     Net revenues .......................       $ 123,501          100.0%      $ 115,222          100.0%
                     Operating expenses .................         100,465           81.3          96,939           84.1
                                                                ---------        -------       ---------          -----
                          Gross profit ..................          23,036           18.7          18,283           15.9
                                                                ---------        -------       ---------          -----
                     General and  administrative expenses          12,083            9.8          10,256            8.9
                     Depreciation and   amortization ....           3,820            3.1           3,485            3.0
                     Settlement agreement legal expense .              --           --             1,184            1.0
                                                                ---------        -------       ---------          -----
                          Income from operations ........           7,133            5.8           3,358            3.0
                                                                ---------        -------       ---------          -----
                     Interest income ....................           3,658            3.0           4,324            3.8
                     Interest expense ...................            (586)          (0.5)           (889)          (0.8)
                     Other income .......................              22            -               338            0.3
                                                                ---------        -------       ---------          -----
                     Income before income taxes .........          10,227            8.3           7,131            6.3
                     Provision for income taxes .........          (4,025)          (3.3)         (2,852)          (2.5)
                                                                ---------        -------       ---------          -----
                          Net income ....................       $   6,202            5.0%      $   4,279            3.8%
                                                                =========        =======       =========          =====

        Pro forma net revenues for the years ended December 31, 1998 and 1997, were $123.5 million and $115.2 million, respectively, which reflects the combined net revenues of the Company and the Acquired Businesses for each period, less $2.2 million in 1997 of historical net revenues for product lines discontinued by MTI prior to its acquisition. The increase in net revenues in 1998 was approximately $8.3 million or 7.2% and is primarily due to the increase in revenue per passenger traveled.

        Pro forma operating expenses for the years ended December 31, 1998 and 1997, were $100.5 million and $96.9 million, respectively, or 81.3% and 84.1%, respectively, of pro forma net revenues. The resulting improvement in pro forma gross profit as a percentage of net revenues is due primarily to the increase in net revenue per passenger traveled and the implementation of certain cost reduction initiatives.

      Pro forma general and administrative expenses for the years ended December 31, 1998 and 1997, were $12.1 million and $10.3 million, respectively, or 9.8% and 8.9%, respectively, of pro forma net revenues. The increase is due to additional costs associated with being a public company and additional overhead at the Company's headquarters that did not exist prior to the Recapitalization.

The Company expects that general and administrative expenses will increase in absolute dollars in future periods and may decrease as a percentage of net revenues.

     Pro forma depreciation and amortization for the years ended December 31, 1998 and 1997, was $3.8 million and $3.5 million, respectively, or 3.1% and 3.0%, respectively, of pro forma net revenues.

     Pro forma results for the year ended December 31, 1997, included a non-recurring expense of $1.2 million or 1.0% of net revenues related to a law suit at one of the acquired companies. Excluding the effect of the non-recurring expense, net of the related income tax effects, pro forma net income for the year ended December 31, 1997 would have been approximately $5.0 million.

     Pro forma interest income for the years ended December 31, 1998 and 1997, was $3.7 million and $4.3 million respectively, or 3.0% and 3.8%, respectively, of pro forma net revenues. The Company experienced a change in rates of return in the third and fourth quarter of 1998 on certain investments that negatively impacted interest income for the year. In addition, working capital was used to repay existing long-term debt earlier than anticipated. Correspondingly, the reduction in debt resulted in the decrease of pro forma interest expense in 1998. Pro forma interest expense for the years ended December 31, 1998 and 1997 was $586,000 and $889,000, respectively.

     The pro forma provision for income taxes for the years ended December 31, 1998 and 1997, was $4.0 million and $ 2.9 million or 3.3% and 2.5%, respectively, of pro forma net revenues, at an assumed tax rate of 39.4% and 40.0%, respectively, reflecting a termination of the Company's S Corporation status and implementation of certain tax-planning initiatives.

     Pro forma net income for the years ended December 31, 1998 and 1997, was $6.2 million and $4.3 million, respectively, or 5.0%, and 3.8%, respectively, of pro forma net revenues. The increase is primarily due to the improved gross profit percentage, lower interest expense in 1998 and the settlement agreement legal expenses related to 1997.

HISTORICAL RESULTS OF OPERATIONS

THE COMPANY

     The following table sets forth certain historical operating data for the Company as a percentage of net revenues (in thousands).

                                                                               YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                             1998                        1997                       1996
                                                             -----                       ----                       ----
                                                      Amount         %            Amount       %             Amount         %
                                                     ---------------------------------------------------------------------------

Net revenues.......................................   $90,421     100.0%        $24,255     100.0%           $22,259       100.0%
Operating expenses.................................    69,386      76.7          17,852      73.6             16,025        72.0
                                                     ---------------------------------------------------------------------------
     Gross profit .................................    21,035      23.3           6,403      26.4              6,234        28.0
General and administrative expenses................    10,248      11.3           7,797      32.1              6,905        31.0
Depreciation and amortization......................     2,779       3.1             182       0.8                154         0.7
                                                     ---------------------------------------------------------------------------
     Income (loss) from operations.................     8,008       8.9          (1,576)     (6.5)              (825)       (3.7)
                                                     ---------------------------------------------------------------------------
Interest income....................................     2,480       2.7             556       2.3                581         2.6
Interest expense...................................    (1,504)     (1.7)             --        --                 --          --
Other, net.........................................        26        --              41       0.2                 (4)         --
                                                     ---------------------------------------------------------------------------
Income (loss) before income taxes, and
  extraordinary item...............................     9,010       9.9            (979)     (4.0)              (248)       (1.1)
Provision for income taxes.........................    (3,908)     (4.3)           (124)     (0.5)              (122)       (0.5)
                                                     ---------------------------------------------------------------------------
Income (loss) before extraordinary item......           5,102       5.6          (1,103)     (4.5)              (370)       (1.6)
Extraordinary item, net of income tax benefit of
      $244.........................................      (379)     (0.4)             --        --                 --          --
                                                     ---------------------------------------------------------------------------
  Net Income (loss)................................     4,723       5.2          (1,103)     (4.5)              (370)       (1.6)
Dividends on Class A Convertible Preferred
      Stock........................................    (2,519)     (2.8)             --        --                 --          --
                                                     ---------------------------------------------------------------------------
  Net income (loss) available to common
      shareholders.................................    $2,204       2.4%        $(1,103)     (4.5)%           $ (370)       (1.6)%
                                                     ===========================================================================

   1998 COMPARED TO 1997

   Net Revenues. Net revenues for the years ended December 31, 1998 and 1997, increased to $90.4 million from $24.3 million, respectively, representing an increase of 272.0%. The increase is due to net revenues generated by the Acquired Businesses.

   Operating expenses. Operating expenses increased to $69.4 million for the year ended December 31, 1998, from $17.9 million for the year ended December 31, 1997, representing an increase of 287.7%. The increase is a result of additional operating expenses from the Acquired Businesses. As a percentage of net revenues, operating expenses increased to 76.7% for the year ended December 31, 1998, from 73.6% for the year ended December 31, 1997. The increase in operating expenses as a percent of net revenues was primarily due to the combination of the various gross margins of the Acquired Businesses.

   General and administrative expenses. General and administrative expenses increased to $10.2 million for the year ended December 31, 1998, from $7.8 million for the year ended December 31, 1997, representing an increase of 30.8%. As a percent of net revenues, general and administrative expenses decreased to 11.3% for the year ended December 31, 1998, from 32.1% in 1997. For the year ended December 31, 1997, general and administrative expenses included salary and bonuses paid to shareholders totaling $5.8 million. General and administrative expenses for the year ended December 31, 1998, also included approximately $1.1 million of transaction expenses related to the Recapitalization. Excluding compensation and bonuses paid to shareholders and Recapitalization transaction expenses, general and administrative expenses would have been $9.1 million for the year ended December 31, 1998, and $2.0 million for the year ended December 31, 1997.

   In connection with the early extinguishment of certain term loans under the credit facility, the Company recognized an extraordinary charge of $379,000, net of tax benefit of $244,000, to write-off deferred financing costs related to the term loans repaid.

   Net Income. Net income increased to $4.7 million for the year ended December 31, 1998, as compared to a net loss of $1.1 million for the year ended December 31, 1997, or 5.2% and (4.5%) of net revenues, respectively, was attributable largely to the net income of the Acquired Businesses and $1.1 million in transaction expenses related to the Recapitalization in 1998 and the reduction of compensation paid to shareholders in 1997.

1997 COMPARED TO 1996

   Net Revenues. Net revenues increased to $24.3 million in 1997 from $22.3 million in 1996, representing an increase of 9.0%. The growth in net revenues was primarily generated by increased travel volume.

   Operating expenses. Operating expenses increased to $17.9 million in 1997 from $16.0 million in 1996, representing an increase of 11.9%. As a percentage of net revenues, operating expenses increased to 73.6% in 1997 from 72.0% in 1996. The increase in operating expenses as a percentage of net revenues in 1997 over 1996 was due primarily to increases in salaries.

   General and administrative expenses. General and administrative expenses increased to $7.8 million in 1997 from $6.9 million in 1996, representing an increase of 12.9%. General and administrative expenses included salary and bonuses paid to shareholders which totaled $5.8 million in 1997, and $4.8 million in 1996. Excluding compensation and bonuses paid to shareholders, general and administrative expenses would have been $2.0 million in 1997, and $2.1 million in 1996.

   Net loss. Changes in the net loss between years was largely affected by the factors discussed above. Depreciation and amortization expense and interest income were consistent between years. The increase in the net loss in 1997 as compared to 1996 was attributable largely to the $1.0 million increase in compensation and bonuses to shareholders in 1997 without a corresponding increase in gross profit over 1996.

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

   In March 1998, the Company entered into the credit facility with a commercial bank. Under the credit facility, the Company may borrow up to $65.0 million. Of this amount, up to $10.0 million may be in the form of revolving loans, including letters of credit of up to $5.0 million, and the remaining $55.0 million may be in the form of term loans which may not be reborrowed once repaid. The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets and the Company is subject to certain restrictive covenants. The Company completed its initial public offering August 5, 1998. After deducting expenses, the Company received approximately $35.9 million in proceeds from the initial public offering. The Company used the net proceeds to repay borrowings under the Company's credit facility. As of December 31, 1998, the Company had outstanding term loans of $6.7 million under its credit facility and had a total of $16.0 million available under its credit facility with $7.7 million available as revolving loans and $8.3 available as term loans.

   In February 1999, the Company amended and restated its credit agreement (the "Amended Agreement"). The Amended Agreement was entered into with three participating banks and provides for a $45 million revolving credit facility with a five-year maturity. The Amended Agreement consists of a $10 million working capital revolving credit facility ("Working Capital Facility") with a maximum of $5 million available for issuing standby letters of credit and a $35 million revolving credit facility for use in financing acquisitions ("Acquisition Facility"). The Acquisition Facility has a commitment reduction of $5 million per year for four years commencing December 31, 1999 with the final $15 million reduction at maturity. Under the Amended Agreement, the Company will continue to select interest at ABR Advance or Eurodollar Advance rates plus the applicable margin as previously defined. An annual commitment fee is due on the unused portion of the aggregate facility. The commitment fee is based on the leverage ratio of the Company and will be between .375 percent and .500 percent.

   Net cash used by operating activities for the year ended December 31, 1998 was $15.5 million as compared to $2.2 million in net cash used by operating activities in the year ended December 31, 1997. The decrease of approximately $13.3 million in operating cash flows reflects primarily the decrease in customer deposits from the respective dates of the Acquisitions to December 31, 1998. The Acquisitions generally occurred during the period preceding peak travel months when customer deposits are high. A significant portion of the Company's business occurs in the second and third quarters, and customer deposits generally decrease following these periods as customer travel is completed.

   The Company also made capital expenditures of $2.3 million in the year ended December 31, 1998 and $170,000 in the year ended December 31, 1997. The Company used $29.6 million of cash, net of cash acquired, for acquisitions in the year ended December 31, 1998.

   In January 1999, the Company paid approximately $2.3 million to extend the option of the Trase Miller agreement to March 31, 1999. Should the option be exercised, this payment will be credited towards the option price. Otherwise, it will be credited against future payments owed to Trase Miller under the Outsourcing Agreement.

   The Company intends to pursue attractive acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily through a combination of issuance of equity or debt, cash flow from operations and borrowings under its credit facility.

   The Company anticipates its cash flows from operations combined with available borrowings under the credit facility are adequate to meet the Company's capital needs for at least the next 12 months.

YEAR 2000

   The Company's business is dependent upon a number of different information and telecommunications systems to access information, manage reservation data, and process a high volume of telephone calls on a daily basis. In addressing the Year 2000 (Y2K) issues relating to the systems that support these processes, senior management initiated a due diligence review of all internal and external systems and vendors to ascertain their Y2K compliance readiness. As part of this process, certain third party vendors on which the Company is heavily dependent for access to certain reservation information and for the electronic distribution of vacation products to travel agents and other intermediaries, including Sabre Group Holdings, Inc. ("SABRE"), Galileo International Inc. ("Galileo"), and WORLDSPAN, L.P. ("WORLDSPAN") have advised the Company that their Y2K compliance testing is substantially complete and that as of the first quarter of 1999 were successfully processing reservation bookings for travel that will occur in the year 2000. However, the Company does not control these vendors, and no assurance can be given that all of the Company's significant vendors will be Y2K compliant. In addition, there are very few comparable vendors available who could provide similar services to the Company on a contingency basis in the event of a failure by these vendors to achieve Y2K compliance.

As a result, any failure on the part of these significant vendors to be Y2K compliant may have a material adverse effect on the business, financial condition, and results of operations for the Company.

   In December 1998 the Company initiated a coordinated company wide review of each business unit to identify dependent systems and to evaluate the potential exposure of the Y2K issue. To assist senior management in its review, an outside systems consultant was retained to provide the Company with an independent analysis. Once the evaluation is completed, management will verify and certify that these systems are Y2K compliant and if it is determined that there is a risk for any system, contingency plans will be developed.

   Trase Miller Solutions, Inc., another third party vendor, upon which the Company is dependent to provide a reservation system to one of its subsidiary companies, has advised the Company that it has completed all of its regression testing and that its system, "TripsPro," is Y2K compliant. The Company plans to upgrade this subsidiary to the Y2K compliant version of TripsPro by June 1999. Another subsidiary is continuing efforts, that began in 1998, to ensure that its internally developed reservation system, "PCRes", is Y2K compliant. These efforts are expected to be fully completed and operational by October 1999. The Company is also engaged in an effort to replace the reservations system used by its in-bound business with a Y2K compliant system. The new system, "TIMES2," is being custom developed for the Company by B. Rekencentra, a third party vendor. The development effort is in its final stages, with a phased implementation planned for completion by October 1999. The Company does not anticipate material Y2K problems arising for any of its subsidiaries as a result of the plans to upgrade and replace its reservation systems.

   As part of the due diligence review, the Company ascertained that one of its accounting systems is not Y2K compliant, and the Company is taking steps to convert the non-compliant system used by one of its operating units to the "FLEXI," a vendor software package, system used by one of the other operating companies. The Company has completed its testing of FLEXI and ascertained that it is Y2K compliant. The conversion is planned to be completed by October , 1999. Another operating unit is continuing efforts, began in 1998, to convert to the "CODA" accounting system, a vendor software package. The Company expects this conversion to be completed by October, 1999.

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

NEW ACCOUNTING STANDARDS

   The Company has adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The adoption of SFAS No. 130 has not had a material impact on the Company's results of operations, financial position, or cash flows.

   The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. After evaluation, Senior Management concluded that operations occur primarily in one segment only. The adoption of SFAS No. 131 has had no impact on the Company's results of operations, financial position, or cash flows.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Management has not yet determined the impact of adopting this statement, but believes it will not have a material impact upon the Company's results of operations or financial position.

   In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1"). SOP 98-1 requires the Company to capitalize internal computer software costs once the capitalization criteria are met. SOP 98-1 is effective January 1, 1999, and is applied to all projects in progress upon initial application. The Company has not yet determined the impact of the adoption of SOP 98-1, however, a percentage of the Company's historical operating expenses may now be required to be capitalized under SOP 98-1.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risk from changes in interest rates. The Company prices its products and services, in part, based upon the interest income expected to be received from investing customer deposits and advance payments. The Company's investment policy and the terms of the Company's credit facility restrict the Company to investing these deposits and advance payments only in investment-grade securities. A failure of these investment securities to perform at their historical levels could reduce the interest income realized by the Company, which could have a material adverse effect on the business, financial condition and results of operations of the Company.

   Borrowings under the Company's credit facility are also sensitive to changes in interest rates. The fair value of any fixed rate debt is subject to change as a result of movements in interest rates. Such changes could have material adverse effect on the Company's financial position, and results of operations and could also impact the Company's ability to successfully complete acquisitions.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA; INDEX TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                  GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                        PAGE No.
                                                                                                                        --------

Report of Independent Public Accountants...................................................................................25

Consolidated Balance Sheets as of December 31, 1998 and

1997.......................................................................................................................26

Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and

1996.......................................................................................................................27

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1998, 1997 and
1996.......................................................................................................................28

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and

1996.......................................................................................................................29

Notes to Consolidated Financial

Statements.................................................................................................................30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Global Vacation Group, Inc.:

We have audited the accompanying consolidated balance sheets of Global Vacation Group, Inc., (a New York corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Vacation Group, Inc., and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Washington D.C.
February 5, 1999 (except with respect to the matters discussed in Note 11 to the Consolidated
         Financial Statements as to which the date is March 17, 1999).

                  GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                     December 31,     December 31,
                                   ASSETS                                               1998              1997
                                                                                     -----------      -----------

Current assets:
Cash and cash equivalents (includes $3,248 restricted at December 31, 1998)          $   30,317       $    7,074
Short-term investments                                                                    2,346              835
Accounts receivable, net of allowance of $982, and $861, respectively                    14,884           10,637
Loans receivable from shareholders                                                          151              103
Other current assets                                                                      6,547              290
                                                                                     -----------      -----------
                     Total current assets                                                54,245           18,939
                                                                                     -----------      -----------
Property and equipment, net                                                               5,158              386
Related party and other long-term receivables                                             2,490                -
Intangible assets, net                                                                   65,131                -
Other assets                                                                              7,036               50
                                                                                     -----------      -----------
                     Total assets                                                    $  134,060       $   19,375
                                                                                     ===========      ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                                                $   39,869       $   15,759
Customer deposits                                                                        33,943            1,541
Loans payable to shareholders                                                                 -            1,717
Current portion of long-term debt                                                         5,300                -
                                                                                     -----------      -----------

                     Total current liabilities                                           79,112           19,017

Long-term debt, net of current portion                                                    1,363                -
                                                                                     -----------      -----------
                     Total liabilities                                                   80,475           19,017

Commitments and Contingencies
Shareholders' equity:
   Preferred Stock, $.01 par value, 6,000,000 shares authorized,
    no shares issued and outstanding.                                                         -                -
   Common Stock, $.01 par value, 60,000,000 shares authorized, 14,747,576,
    and 5,291,262 shares issued and outstanding, respectively.                              147               53
  Deferred compensation                                                                    (430)               -
  Additional paid-in capital                                                             95,122                -
  Retained earnings (deficit)                                                           (41,129)             305
  Treasury stock, 12,000 shares, at cost                                                   (125)               -
                                                                                     -----------      -----------
                     Total shareholders' equity                                          53,585              358
                                                                                     -----------      -----------
Total liabilities and shareholders' equity                                           $  134,060       $   19,375
                                                                                     ===========      ===========

----------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                  GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                          For the Years Ended December 31,
                                                  ----------------------------------------------------------------------------
                                                          1998                           1997                      1996
                                                   -------------------          -------------------        -------------------

Net revenues                                       $            90,421          $            24,255        $            22,259
Operating expenses                                              69,386                       17,852                     16,025
                                                   -------------------          -------------------        -------------------

                        Gross profit                            21,035                        6,403                      6,234
General and administrative expenses                             10,248                        7,797                      6,905
Depreciation and amortization                                    2,779                          182                        154
                                                   -------------------          -------------------        -------------------
  Income (loss) from operations                                  8,008                       (1,576)                      (825)
                                                   -------------------          -------------------        -------------------

Other income (expense)
         Interest income                                         2,480                          556                        581
         Interest expense                                       (1,504)                           -                          -
         Other, net                                                 26                           41                         (4)
                                                   -------------------          -------------------        -------------------
                        Total                                    1,002                          597                        577
                                                   -------------------          -------------------        -------------------
Income (loss) before income taxes and
  extraordinary item                                             9,010                         (979)                      (248)
Provision for income taxes                                      (3,908)                        (124)                      (122)
                                                   -------------------          -------------------        -------------------
Income (loss) before extraordinary
  item                                                           5,102                       (1,103)                      (370)
Extraordinary item, net of income
  tax benefit of $244                                             (379)                           -                          -
                                                   -------------------          -------------------        -------------------
Net income (loss)                                                4,723                       (1,103)                      (370)
Dividends on Class A Convertible
  Preferred Stock                                               (2,519)                           -                          -
                                                   -------------------          -------------------        -------------------
 Net income (loss) available to common
  shareholders                                     $             2,204          $            (1,103)       $              (370)
                                                   ===================          ===================        ===================
Basic income (loss)per share:
   Income (loss) per share before
     extraordinary item                            $              0.26          $             (0.21)       $             (0.07)
   Extraordinary item per share                    $             (0.04)         $                 -        $                 -
                                                   -------------------          -------------------        -------------------
   Basic income (loss) per share                   $              0.22          $             (0.21)       $             (0.07)
                                                   ===================          ===================        ===================

Diluted income (loss)per share:
   Income (loss) per share before
     extraordinary item                            $              0.26          $             (0.21)       $             (0.07)
   Extraordinary item per share                    $             (0.04)         $                 -        $                 -
                                                   -------------------          -------------------        -------------------
   Diluted income (loss) per share                 $              0.22          $             (0.21)       $             (0.07)
                                                   ===================          ===================        ===================

Weighted average shares outstanding:
  Basic                                                          9,931                        5,291                      5,291
                                                   ===================          ===================        ===================

  Diluted                                                        9,990                        5,291                      5,291
-------------------------------------------        ===================          ===================        ===================

 The accompanying notes are an integral part of these financial statements.

                  GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                        (in thousands, except share data)

                                                                                      SHAREHOLDERS' EQUITY (DEFICIT)
                                                REDEEMABLE          -------------------------------------------------

                                                CONVERTIBLE                                   ADDITIONAL

                                              PREFERRED STOCK            COMMON STOCK          PAID-IN      DEFERRED
                                        -------------------------   -----------------------
                                            SHARES      AMOUNT      SHARES         AMOUNT      CAPITAL        COMP.
                                        -------------------------   -----------------------   ----------    --------

Balance, December 31, 1995                       -    $        -      5,291,262    $    53    $       -     $     -
      Net loss                                   -             -              -          -            -           -
      Distributions                              -             -              -          -            -           -

                                        -----------   -----------   ------------   --------   ----------    --------
Balance, December 31, 1996                       -             -      5,291,262         53            -           -
      Net loss                                   -             -              -          -            -           -
      Distributions                              -             -              -          -            -           -

                                        -----------   -----------   ------------   --------   ----------    --------
Balance, December 31, 1997                       -             -      5,291,262         53            -           -
      Redemption of common stock                 -             -     (1,799,025)       (18)           -           -
      Class A Convertible
          Preferred stock dividend          25,762        25,762              -          -            -           -
      Issuance of common and
          Class A Convertible
          Preferred stock                   27,014        27,014      4,305,689         43        3,486           -
      Accrued dividend on
          Class A Convertible
          Preferred stock                        -         2,519              -          -            -           -
      Fair value adjustment for
          securities available for
          sale, net                              -             -              -          -            -           -
      Issuance of common stock
          from Initial Public Offering           -             -      3,000,000         30       35,900           -
      Conversion of  Class A
          Convertible Preferred Stock      (52,776)      (55,295)     3,949,650         39       55,256           -
      Deferred compensation                      -             -              -          -          480        (480)
      Amortization of deferred
          compensation                           -             -              -          -            -          50
      Purchase of treasury stock                 -             -              -          -            -           -
      Net income                                 -             -              -          -            -           -
      Distributions                              -             -              -          -            -           -

                                        -----------   -----------   ------------   --------   ----------    --------
Balance, December 31, 1998                       -    $        -     14,747,576    $   147    $  95,122     $  (430)
                                        ===========   ===========   ============   ========   ==========    ========





                                          SHAREHOLDERS' EQUITY (DEFICIT)
                                    -------------------------------------------



                                     RETAINED       TREASURY

                                     EARNINGS        STOCK             TOTAL
                                     ---------    -------------    ------------

Balance, December 31, 1995           $  3,098     $          -     $     3,151
      Net loss                           (370)               -            (370)
      Distributions                    (1,108)               -          (1,108)

                                     ---------    -------------    ------------
Balance, December 31, 1996              1,620                -           1,673
      Net loss                         (1,103)               -          (1,103)
      Distributions                      (212)               -            (212)

                                     ---------    -------------    ------------
Balance, December 31, 1997                305                -             358
      Redemption of common stock      (12,873)               -         (12,891)
      Class A Convertible
          Preferred stock dividend    (25,762)               -         (25,762)
      Issuance of common and
          Class A Convertible
          Preferred stock                   -                -           3,529
      Accrued dividend on
          Class A Convertible
          Preferred stock              (2,519)               -          (2,519)
      Fair value adjustment for
          securities available for
          sale, net                        (8)               -              (8)
      Issuance of common stock
          from Initial Public Offeri        -                -          35,930
      Conversion of  Class A
          Convertible Preferred Stoc        -                -          55,295
      Deferred compensation                 -                -               -
      Amortization of deferred
          compensation                      -                -              50
      Purchase of treasury stock            -             (125)           (125)
      Net income                        4,723                -           4,723
      Distributions                    (4,995)               -          (4,995)

                                     ---------    -------------    ------------
Balance, December 31, 1998           $(41,129)    $       (125)    $    53,585
                                     =========    =============    ============

 The accompanying notes are an integral part of these financial statements.

                 GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                        Years Ended December 31,
                                                                      ----------------------------------------------------------
                                                                             1998                 1997                1996
                                                                      ----------------------------------------------------------
 Cash flows from operating activities:

     Net income (loss)                                                          $  4,723             $ (1,103)          $  (370)
     Adjustments to reconcile net income (loss) to net cash (used in)
     provided by operating activities:

        Write-off of deferred financing costs                                        623                    -                 -
        Depreciation and amortization                                              2,779                  182               154
        Amortization of deferred financing costs                                      95                    -                 -
        Amortization of deferred compensation                                         50                    -                 -
        Changes in assets and liabilities, excluding effect of
          acquisitions

               Accounts receivable                                                 5,870                 (470)           (1,593)
               Other assets                                                       (7,024)                 (74)               29
               Accounts payable and accrued expenses                              (4,467)                (606)            2,881
               Customer deposits                                                 (17,808)                 (98)              561
               Other liabilities                                                    (308)                   -                 -
                                                                      ...................  ...................  ................
     Net cash (used in) provided by operating activities                         (15,467)              (2,169)            1,662
                                                                      ...................  ...................  ................

     Cash flows from investing activities:

        Purchases of property and equipment                                       (2,272)                (170)             (126)
        Net sales (purchases) of investments                                      20,170                1,744            (1,483)
        Acquisitions, net of cash acquired                                       (29,629)                   -                 -
                                                                      ...................  ...................  ................
     Net cash (used in)  provided by investing activities                        (11,731)               1,574            (1,609)
                                                                      ...................  ...................  ................

     Cash flows from financing activities:

        Net (repayments) borrowings on loans to/from  shareholders                (3,558)               2,204               (67)
        Distributions to shareholders                                             (4,995)                (212)           (1,108)
        Proceeds from borrowings under credit agreement                           46,688                    -                 -
        Repayment of borrowings from credit agreement                            (40,025)                   -                 -
        Repayment of promissory note                                              (4,000)                   -                 -
        Deferred financing costs                                                  (1,126)                   -                 -
        Redemption of common stock                                                (8,891)                   -                 -
        Net proceeds from Initial Public Offering                                 35,930                    -                 -
        Proceeds from issuance of common and Class A Convertible
          Preferred Stock                                                         30,543                    -                 -
        Purchase of treasury stock                                                  (125)                   -                 -
                                                                      ...................  ...................  ................

   Net cash provided by (used in) financing activities                            50,441                1,992            (1,175)
                                                                      ...................  ...................  ................
   Net increase (decrease) in cash and cash equivalents                           23,243                1,397            (1,122)
   Cash and cash equivalents  beginning of period                                  7,074                5,677             6,799
                                                                      ...................  ...................  ................

   Cash and cash equivalents end of period                                      $ 30,317             $  7,074           $ 5,677
                                                                      ===================  ===================  ================

Supplemental disclosures of cash flow information:                                1998                 1997               1996
                                                                      ----------------------------------------------------------
                                         Cash paid for:

                                                      Income taxes              $  3,289                   48               123
                                                      Interest                  $  1,937                    -                 -
Supplemental disclosures of non cash investing and financing activities:

Issuance of promissory note in connection with the redemption of common stock   $  4,000                    -                 -
Class A Convertible Preferred stock dividend                                    $ 25,762                    -                 -
Dividend accretion on Class A Convertible Preferred stock                       $  2,519                    -                 -
-----------------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.

                  GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS DESCRIPTION AND ORGANIZATION

    The Company is one of the largest U.S. providers of value-added vacation products and services targeted to higher-income travelers. The Company assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers through retail travel distributors, such as travel agents, and other distribution channels, including the Internet and affinity groups. The Company provides flexible independent travel programs for individuals as well as escorted tours and group packages.

    Headquartered in Washington D.C., the Company markets its products under the brand names Classic Custom Vacations, Globetrotters, and Allied Tours. Classic Custom vacations are customized vacation packages for U.S. travelers seeking an individualized vacation. The Globetrotters brand is targeted to the popular priced-vacation buyer. The Allied Tours brand creates packages for international travelers visiting the U.S. Global Vacation Group, Inc.'s common stock is traded on the New York Stock Exchange under the symbol GVG.

    In March 1998, the Company changed its name from Allied Bus Corp. to Global Vacation Group, Inc. The Company had previously operated under the trade name "Allied Tours." The name change was concurrent with a recapitalization of the Company (the "Recapitalization"). Between March 1998 and May 1998, the Company completed the acquisitions (together "the Acquisitions") of Haddon Holidays, Inc. ("Haddon"), Classic Custom Vacations ("Classic"), MTI Vacations, Inc. ("MTI"), and Globetrotters, Inc. ("Globetrotters").

    In August 1998, the Company completed an initial public offering (the "Offering") of its common stock. The Company sold 3,000,000 shares of common stock at a price of $14.00 per share, yielding net proceeds (after underwriting discounts, commissions and other professional fees) of approximately $35.9 million. The Company used the net proceeds to repay borrowings under its credit facility. In connection with the Offering, the Company's outstanding Class A Convertible Preferred Stock (the "Convertible Preferred") automatically converted into shares of the Company's common stock at $14.00 per share.

    The Company's operations are subject to certain risks and uncertainties, including, among others, current and potential competitors with greater resources, dependence on effective information systems, changing industry dynamics related to new methods of distribution within the travel industry, seasonal fluctuations in operating results, dependence on rapidly changing technologies, reliance on key personnel, international political and economic conditions impacting travel patterns, dependence on travel suppliers, and any effect on the Company or its customers or suppliers related to the Year 2000 issue.

    The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failures, which could effect the Company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

Cash and Cash Equivalents

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of money market investments. Approximately $3.2 million of cash is restricted due to tour contracts between the Company and its customers for bulk fare tours that require customer payments for future charter tours be deposited to an escrow account, in accordance with Department of Transportation regulations governing public charters. Prior to the departure of charter tours, funds may be expended only for certain direct charter tour costs.

Short-Term Investments

    Short-term investments consist of bank certificates of deposit with original maturities in excess of three months. The bank certificates of deposit are primarily used as pledged collateral for letters of credit. The Company classifies its certificates of deposit as held-to-maturity. These are securities with determinable fair values that the Company intends to hold for an indefinite period. These securities are carried at cost which approximates market value.

Revenue Recognition

    Net revenues consist primarily of markups on travel packages. The Company recognizes net revenue when earned on the date of travel. The Company estimates and records accruals for cancellations and changes to reservations booked. For the years ended December 31, 1998, 1997 and 1996, net revenues are derived from sale of travel products and services with a value of $410.2 million, $125.8 million and $116.7 million, respectively, net of $319.8 million, $101.6 million and $94.4 million, respectively, in direct costs to suppliers.

Operating Expenses

    Operating expenses include commissions, salaries, benefits and payroll tax expenses, communications, facilities and other costs associated with the selling and processing of tour packages.

Property and Equipment

    Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are recorded using the straight-line method for leasehold improvements. The Company uses accelerated and straight-line methods for recording depreciation on furniture and fixtures and equipment with lives that range from 5 to 10 years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


Property and equipment consist of the following (in thousands):


                                                            DECEMBER 31,
                                                         -----------------

                                                           1998      1997
                                                         --------  -------
                        Equipment......................  $12,365    $  961
                        Furniture and fixtures.........    2,228       284
                        Leasehold improvements.........      895       125
                                                          ------    ------
                                                          15,488     1,370
                        Accumulated depreciation and
                             amortization..............  (10,330)     (984)
                                                          ------    ------
                           Property and equipment,
                             net.......................   $5,158    $  386
                                                          ======    ======
Intangible Assets

    Intangible assets consist of goodwill from acquisitions and deferred financing costs incurred in connection with the Company's credit agreement. Goodwill is amortized over 35 years. Deferred financing costs are charged to interest expense over the life of the debt using the effective interest method. Intangible assets as of December 31, 1998 consist of the following (in thousands):


                        Goodwill.........................$66,008
                        Deferred financing costs..........   408
                        Accumulated amortization .........(1,285)
                                                          -------
                                                         $65,131
                                                          =======

Long - lived Assets

    The Company reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets.

Fair Value of Financial Instruments

    Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," require the disclosure of the fair value of financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The carrying value of the Company's financial instruments approximates fair value due to the relatively short maturities of these instruments.

    In the normal course of business, the Company is a party to letters of credit which are not reflected in the accompanying balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of performance being required. Based on the Company's past experience, management does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

Concentrations

    The Company maintains bank accounts with federally insured financial institutions. Periodically, balances may exceed insured limits.

    As of December 31, 1998, and 1997, no individual customer represented more than 10 percent of net revenues or accounts receivable. Prior to the 1998 acquisitions, the Company's revenues and accounts receivable were principally with customers outside the United States. For the year ended December 31, 1998, gross revenues from customers located in Europe and South America/South Pacific represented approximately 22 percent and 7 percent of the total gross revenues, respectively. In addition, vacation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


products and services related to Hawaiian destinations accounted for approximately 50 percent of gross revenues for the year ended December 31, 1998.

Income Taxes

    Until March 1998, the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company did not pay corporate income taxes on its taxable income. Instead, the shareholders were liable for individual income taxes on their respective shares of the Company's taxable income. Accordingly, there is no provision for Federal income taxes in the accompanying financial statements for periods prior to March 1998. The Company was taxable in certain states and other jurisdictions that did not recognize S Corporation status. In March 1998, the Company terminated its S Corporation election and, accordingly, has since been subject to Federal and state income taxes.

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that a net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Basic and Diluted Net Income (Loss) per Common Share

    The Company has implemented SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic income or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

    The treasury stock effect of options to purchase 1,617,819 shares of common stock outstanding at December 31, 1998 have been included in the computation of diluted income per share for the year ended December 31, 1998. The effect of the Convertible Preferred Stock outstanding during the year ended December 31, 1998 has not been included in the computation of diluted income per share as such effect would be anti-dilutive. The following table sets forth the calculation of basic and diluted weighted average shares outstanding (in thousands).


                                                                      Years Ended
                                                                      December 31,
                                                     -----------------------------------------
                                                       1998           1997             1996
                                                     -----------   ------------    -----------

Basic weighted average shares outstanding               9,931           5,291           5,291

Effect of dilutive securities:

  Treasury stock effect of outstanding
    stock options                                          59               -               -
                                                     -----------   ------------    -----------
  Diluted weighted average shares
    outstanding                                         9,990           5,291           5,291
                                                     ===========   ============    ===========



New Accounting Standards

    The Company has adopted the Financial Accounting Standards Board ("FASB") SFAS statement No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

comprehensive income and its components in the financial statements. The adoption of SFAS No. 130 has not had a material impact on the Company's results of operations, financial position, or cash flows.

    The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. After evaluation, senior management concluded that operations occur primarily in one segment only. The adoption of SFAS No. 131 has had no impact on the Company's results of operations, financial position, or cash flows.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Management has not yet determined the impact of adopting this statement, but believes it will not have a material impact upon the Company's results of operations or financial position.

    In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1"). SOP 98-1 requires the Company to capitalize internal computer software costs once the capitalization criteria are met. SOP 98-1 is effective January 1, 1999, and is applied to all projects in progress upon initial application. The Company has not yet determined the impact of the adoption of SOP 98-1; however, a percentage of the Company's historical operating expenses may now be required to be capitalized under SOP 98-1.

3.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following (in thousands):

                                                    DECEMBER 31,
                                               -------------------------
                                                  1998            1997
                                               ----------      ---------

                            Accounts payable    $ 23,756       $   9,879
                            Accrued expenses      14,036           1,135
                            Bank overdraft         2,077           4,745
                                                --------       ---------
                                                $ 39,869       $  15,759
                                                ========       =========

4. SHAREHOLDERS' EQUITY

Recapitalization

    In March 1998, the Company was recapitalized pursuant to an agreement between the Company, its existing shareholders, Allied Tours Holding Corp. ("Allied Holding"), the shareholders of Allied Holding and a new investor (the "Investor"). Prior to the Recapitalization, the Company had 100 shares of issued and outstanding common stock, all of which were owned by Allied Holding. Pursuant to the Recapitalization, the Company redeemed an aggregate of 34 shares of common stock for $14.7 million from Allied Holding and the Investor purchased 57 shares from Allied Holding for $24.7 million. The redemption price was paid in cash of $10.7 million and $4.0 million in a 120-day promissory note bearing interest at 8 percent. The redemption was financed, in part, with $13.0 million in borrowings under the Company's credit agreement.

    Following the redemption, the Company amended and restated its certificate of incorporation to authorize two classes of capital stock: common stock with a par value of $.01 per share and preferred stock with a par value of $1,000 per share. At that time, the 66 shares outstanding were converted into 3,492,237

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

shares of common stock and 25,762 shares of Convertible Preferred. The conversion into the Convertible Preferred was accounted for as a noncash dividend and the conversion into common stock was accounted for as a stock split. All share and per share amounts have been restated to reflect this common stock split.

Increase in Authorized Shares, Stock Split, and Conversion

    In connection with the Offering, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of common stock to 60,000,000, par value $0.01 per share, and authorized 6,000,000 shares of undesignated preferred stock, par value $0.01 per share. The Company effected a 12.2-for-one stock split of the common stock. All share and per share amounts have been retroactively adjusted to give effect to these events.

Equity Purchase Agreement

    In March 1998, the Company entered into a purchase agreement with the Investor and certain other parties in which the Company agreed to sell 22,751 shares of Convertible Preferred and 3,083,977 shares of common stock to the Investor and an aggregate of 1,228 shares of Convertible Preferred and an aggregate of 166,412 shares of common stock to such other parties at a price of $1,000 per Convertible Preferred share and $0.82 per common share. These shares were issued between March and May 1998 to fund, in part, the cash component of the Company's purchase price for certain of the Acquisitions.

Preferred Stock

    Holders of Convertible Preferred were entitled to dividends to be paid in additional shares of Convertible Preferred at a rate of 15 percent per annum. Upon completion of the Offering, the Convertible Preferred converted into common stock at a rate equal to the Liquidation Value plus any accrued but unpaid dividends divided by the per share offering price of $14.00 per share.

Treasury Stock

    In November 1998, the Company's Board of Directors authorized the repurchase, at management's discretion, of up to 250,000 shares of the Company's Common Stock in the public market. The Board of Directors also authorized the purchase of up to 100,000 shares of the Company's common stock over a one-year period for use in matching employee contributions in the Company's new 401(k) plan. As of December 31, 1998, the Company had purchased 12,000 shares of common stock for $125,000.

5. STOCK OPTION PLAN

    The Company adopted the 1998 Stock Option Plan (the "Stock Option Plan") to assist the Company in attracting and retaining qualified employees, directors, consultants and advisors. The Stock Option Plan provides that at any time a number of shares equal to 12 percent of the number of then outstanding shares of common stock will be reserved for issuance pursuant to grants of stock options. Unless sooner terminated by the Company's Board of Directors, the Stock Option Plan will terminate on March 29, 2008. Options granted under the Stock Option Plan may be either incentive stock options ("ISOs"), or nonstatutory stock options ("NSOs"). No option granted under the Stock Option Plan is exercisable after the tenth anniversary of the option's date of grant.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



    The following table sets forth stock option activity for the year ended December 31, 1998.


                                                                                               WEIGHTED
                                                                                                AVERAGE
                                                                               OPTION  PRICE   EXERCISE
                                                                     OPTIONS    PER SHARE        PRICE
                                                                  -----------   ---------        ------
         Options outstanding at December 31, 1997...........              --             --         --
         Granted............................................       1,637,819    $ 0.82-14.00    $ 13.21
         Canceled...........................................         (20,000)   $      14.00    $ 14.00
                                                                  -----------   ------------    -------
         Options outstanding as of December 31, 1998               1,617,819    $ 0.82-14.00    $ 13.22
                                                                   =========    ============    =======

    The outstanding options generally vest ratably over a four-year period from the date of grant at the rate of 25 percent per year. There were no options exercisable as of December 31, 1998. The weighted average remaining contractual life of options outstanding at December 31, 1998 was 9.25 years.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation. SFAS No. 123 defines a "fair value based method" of accounting for stock-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Prior to the issuance of SFAS No. 123, stock-based compensation was accounted for under the "intrinsic value method" as defined by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation is the excess, if any, of the market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

    SFAS No. 123 allows an entity to continue to use the intrinsic value method for stock-based compensation to employees. However, entities electing the accounting in APB Opinion No. 25 must make pro forma disclosures as if the fair value based method of accounting had been applied. The Company applies APB Opinion No. 25 and the related interpretations in accounting for its stock-based compensation to employees. Under APB Opinion No. 25, no compensation expense has been recognized in the accompanying financial statements related to stock option grants to employees in 1998 as the exercise price for such options was equal to the fair value of the Company's common stock on the date of the grant. In August 1998, the Company granted 58,357 options to several consultants to the Company. As a result, the Company recorded deferred compensation related to these non-employee options, pursuant to the fair-value based method, of approximately $480,000, of which $50,000 was amortized in the year ended December 31, 1998.

    Had compensation expense for stock-based compensation to employees been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company's net income and net income per share would have been decreased to the pro forma amounts indicated below for the year ended December 31, 1998 (in thousands, except per share amounts):

Net income available to common shareholders:

As reported.................$ 2,204
Pro forma...................$   763

Basic and Diluted Income Per Share:

As reported.................$ 0.22
Pro forma...................$ 0.08

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the years ended December 31, 1998: no dividend yield, expected volatility from zero to 80%, risk-free interest rates from 4.2% to 5.7% and an expected term of 5 years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


6.  CREDIT AGREEMENT

    In March 1998, the Company entered into a credit agreement (the "Credit Facility") with a bank. Under the Credit Facility, the Company may borrow up to $65.0 million. Of this amount, up to $10.0 million may be in the form of revolving line of credit, including letters of credit of up to $5.0 million, and the remaining $55.0 million may be in the form of term loans which may not be reborrowed once repaid. The amounts available for borrowing under the term loans may be limited in certain circumstances based upon the level of equity financing and by the aggregate acquisition consideration to be paid in connection with permitted acquisitions (as defined in the agreement).The Company used the net proceeds from the Offering to repay borrowings under the Credit Facility. In connection with the early extinguishment of this debt, the Company recognized an extraordinary charge to write-off deferred financing costs related to the term loans repaid. As of December 31, 1998, the Company had outstanding term loans of $6.7 million under the Credit Facility. Of the $6.7 million, $5.2 million is classified as short-term debt and was repaid in January 1999. The remaining balance of $1.5 million is scheduled for repayment in quarterly installments as follows (in thousands):

               1999............................................ $100
               2000............................................  165
               2001............................................  238
               2002............................................  283
               2003............................................  326
               2004............................................  351
                                                               -----
                                                              $1,463
                                                             =======

    As of December 31, 1998, the Company had a total of $16.0 million available under the Credit Facility with $7.7 million available under the revolving line of credit and $8.3 million available for term loans.

    The Company may be required to prepay unpaid principal amounts on the term loans and the revolving credit facility upon the occurrence of certain events including, among others, the disposition of a business or portion thereof, the sale of equity securities, or a refinancing of the Company's debt. In addition, the level of the Company's leverage ratio (as defined) for a given year may result in the required prepayment of certain amounts as specified in the agreement.

    Borrowings under the revolving credit facility and term loans may be designated by the Company as alternate base rate advances ("ABR Advances") or eurodollar advances ("Eurodollar Advances"). ABR Advances generally bear interest at a base rate plus an applicable margin. The base rate is equal to the higher of the prime rate or the federal funds rate plus 0.5 percent. The applicable margin generally ranges from 0.25 percent to 1 percent based upon the Company's leverage ratio (as defined).

    Eurodollar Advances generally bear interest at the eurodollar rate plus an applicable margin. The eurodollar rate is the rate of interest obtained by dividing (i) the rate quoted by the bank to leading banks in the London interbank eurodollar market as the rate at which the bank is offering dollar deposits in an amount approximately equal to the advance and having a period to maturity approximately equal to the interest period applicable to the eurodollar advance by (ii) a number equal to one minus the aggregate of the then stated maximum rates during such interest period of all reserve requirements established in respect of eurocurrency funding. The interest period is the period commencing on the borrowing date and ending one, two, three or six months thereafter as selected by the Company. The applicable margin generally ranges from 1.25 percent to 2 percent based upon the Company's leverage ratio (as defined). Interest on Eurodollar Advances is due at the end of the interest period or at the end of each three-month interval during the interest period. The number of Eurodollar Advances that the Company is permitted to have outstanding may be limited in certain circumstances.

    The Company's obligations under the credit agreement are secured by substantially all of the Company's assets and the credit agreement includes certain restrictive covenants including, among others, limitations on acquisitions, indebtedness, sales or other asset dispositions, investments, dividends or distributions, and related party transactions. The credit agreement also requires that the Company maintain certain operating

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



and financial ratios as defined, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, minimum net worth and annual limitations on capital expenditures.

7.  INCOME TAXES

    Prior to March 1998, the provision for income taxes represents amounts owed in states and other jurisdictions that did not recognize S Corporation status.

   For the years ended December 31, 1998, 1997 and 1996, the components of the (provision for) benefit from income taxes consist of the following:


                                                 YEARS ENDED DECEMBER 31,
                                                1998        1997        1996
                                             ----------  ----------    -------

                                Current      $ (3,970)     $ (136)     $ (124)
                                Deferred           62          12           2
                                               ------      -------    -------

                                             $ (3,908)     $ (124)     $ (122)
                                              ========       =======  ========

    The components of the Company's net deferred tax asset (liability) are as follows (in thousands):


                                                          DECEMBER 31,

                                                    1998      1997       1996
                                                 --------- ---------  -------

                  Allowance for doubtful
                  accounts.....................     $405      $ 24       $ 12
                  Accrued expenses.............      286         6          4
                  Deferred
                  revenue.......................     140         -          -
                  Depreciation and
                  amortization.......               (571)        -          -
                  Other........................        -        (9)        (7)
                                                 ---------    ----       ------
                                                    $260      $ 21       $  9
                                                 =========    ====       ======

    For the years ended December 31, 1997 and 1996, the provision for income taxes reflects effective rates that differ from the statutory Federal rate as a result of the effect of income taxed directly to shareholders and the effect of state and local income taxes. A reconciliation of the tax provision from the U.S. Federal statutory tax rate to the Company's effective tax rate is as follows for the year ended December 31, 1998:

                     Taxes at the statutory Federal
                        rate......                       (35.0)%
                     Effect of graduated
                        rates..........................    1.0
                     S corporation loss attributable
                        directly to shareholders.......   (3.4)
                     State and other income taxes,
                        net of Federal tax benefit.....   (4.0)
                     Nondeductible expenses............   (2.0)
                                                        -------
                     Tax provision at effective
                        rates.......                     (43.4)%
                                                        =======

8.  COMMITMENTS AND CONTINGENCIES

Senior Management Agreements

    In March 1998, the Company entered into employment agreements with certain executives. The agreements prescribe salary and bonus compensation and provide for severance payments in certain circumstances. The agreements extend to April 2001 with one year renewals thereafter. The agreements also contain various non-compete and non-solicitation provisions.

    Under the terms of the agreements, the Company sold an aggregate of 701,500 shares of common stock at a price of $0.82 per share and an aggregate of 425 shares of Convertible Preferred at a price of $1,000 per share to the three executives in March 1998. All of the shares of Convertible Preferred are "Non-Vesting Preferred Stock." Of the shares of common stock sold, 643,879 shares are "Vesting Stock" and 57,621 shares are "Non-Vesting Common Stock."

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


    The Vesting Stock vests based upon both the passage of time and the performance of the Company. Of the total Vesting Stock, 67 percent, or 429,245 shares, vest 20 percent immediately and the remaining 80 percent generally vests ratably at 20 percent per year. The remaining 33 percent or 214,634 shares of the Vesting Stock will become fully vested on April 1, 2005. Such vesting may be accelerated based upon the performance of the Company (as defined). Subsequent to December 31, 1998, the Company fully vested senior management in the Vesting Stock. The Non-Vesting Common Stock and the Non-Vesting Preferred Stock vested immediately upon purchase.

    In the event that an executive ceases to be employed by the Company, the executive stock will be subject to repurchase by the Company. In the event of termination, (i) the purchase price for each unvested share of common stock will be the executive's original cost for such share, and (ii) the purchase price for each vested share of common stock will be the fair market value for such share, provided, however that if the executive's employment is terminated for cause (as defined), the purchase price will be the executive's original cost for such share. If the Company does not elect to purchase all of the executive's stock pursuant to the repurchase option, the Investor shall be entitled to exercise the repurchase option for the shares of any class of executive's stock the Company has not elected to purchase.

Consulting and Employment Agreements

    In March 1998, the Company entered into a consulting agreement with the former majority stockholder of the Company. The terms of the agreement provide for a fixed level of compensation and the term of the agreement extends through December 1999 and can be automatically extended for one month periods thereafter. The agreement also includes a covenant not to compete for the longer of four years or one year beyond the engagement of this individual as a consultant.

    In March 1998, the Company entered into employment agreements with two individuals who are stockholders of the Company. The Company has also entered into an employment agreement with the spouse of another stockholder. These agreements generally extend for a term of four years with one year renewals. The agreements prescribe salary and bonus compensation based upon the performance of the Company and, in certain circumstances, provide for severance payments. The agreements also contain various non-compete and non-solicitation provisions.

Trase Miller Agreement

    In connection with the acquisition of MTI, the Company entered into an information and business systems outsourcing arrangement with Trase Miller Solutions, Inc. ("Trase Miller Solutions"), a former affiliate of MTI. On August 14, 1998, the Company, Trase Miller Solutions and the majority shareholder of Trase Miller Solutions entered into an agreement with a term ending on April 30, 2006 (the "Outsourcing Agreement") to expand this outsourcing agreement to provide a common platform system for all the Company's businesses (other than the business systems associated with the Company's in-bound business). During the term of the Outsourcing Agreement, Trase Miller Solutions will provide to the Company information systems and related services, including operating services, system maintenance, general management and support and implementation and migration services. From April 1, 1999 through April 30, 2006, The Company will pay Trase Miller Solutions for the services provided under the Outsourcing Agreement on a cost-plus 20% basis and will pay royalty fees of $17.5 million in the aggregate. In connection with the Outsourcing Agreement, the Company also paid $6.8 million to acquire an option, exercisable through January 10, 1999, to purchase all of the outstanding stock of Trase Miller Solutions. In January 1999, the Company paid approximately $2.3 million to extend the option through March 31, 1999. In the event the Company exercises this option, the purchase price will be $18.8 million, subject to certain adjustments and to a credit for the amounts paid by the Company to acquire the option and extension. If the Company does not exercise the option, the amounts paid to acquire the option and extension will be credited over three years beginning April 1, 1999 against payments owing to Trase Miller Solutions under the Outsourcing Agreement. The $6.8 million consideration paid for the option has been included in other assets in the accompanying balance sheet as of December 31, 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

Leases

    The Company leases its facilities, automobiles and certain equipment under noncancellable operating leases. The following is a schedule by years of future minimum rental payments, required under these leases expiring through 2003, as of December 31, 1998 (in thousands):


                      1999..................  $ 2,214
                      2000..................    1,424
                      2001..................    1,236
                      2002..................      850
                      2003..................      835
                      Thereafter............      450
                                              -------
                           Total............  $ 7,009
                                              =======

    Total facilities rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $2,059,000, $454,000 and $423,000, respectively.

Letters of Credit

    As of December 31, 1998 and 1997, the Company had issued letters of credit totaling $2.3 million and $835,000, respectively, in favor of certain vendors. Certain certificates of deposit of similar amount and maturity have been pledged as collateral and are included in the accompanying balance sheet as cash and cash equivalents or short-term investments, depending on their maturity.

Litigation

    The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying financial statements.

9.  RELATED PARTY TRANSACTIONS

    Loans receivable from/loans payable to shareholders are related to borrowings from and advances to shareholders prior to the Recapitalization. In addition, as of December 31, 1998, the Company has a $2.5 million note receivable from a former principal shareholder of one of the acquired companies. The note is secured by certain investments and is due on April 15, 2000. Interest accrues daily on the unpaid principal at the rate of 9% per annum and is to be paid on the last day of each calendar quarter during the term of the note.

     During 1998, the Company had an agreement with an affiliate of the Investor to provide investment banking and support services. Total fees and expense reimbursements paid under this agreement in 1998 totaled $2.1 million. The agreement terminated at the completion of the Company's Offering on August 5, 1998.

10. ACQUISITIONS

    Since March 1998, the Company has acquired Haddon, Classic and Globetrotters and substantially all of the assets of MTI. Each of these acquisitions was acquired with cash and certain assets. The Company financed the Acquisitions with proceeds from the issuance of additional shares of Convertible Preferred and common stock and from borrowings under the Credit Facility. The acquisition of each of these businesses has been accounted for as a purchase for financial reporting purposes. The Company allocated the excess of the purchase price over the fair value of net assets acquired to goodwill. The Company amortizes goodwill over 35 years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

Haddon

    On March 30, 1998, the Company purchased all of the outstanding capital stock of Haddon, a package vacation provider that historically has provided air, hotel and ground transportation packages for travelers to Hawaii. The Company paid a purchase price of approximately $7.5 million. In addition, the Company incurred direct acquisition costs of approximately $268,000. The Company financed the cash purchase price and the direct acquisition costs with $4.9 million in proceeds from the issuance of common stock and Convertible Preferred, and $2.4 million in borrowings under the Credit Facility. In connection with the acquisition of Haddon, the Company sold 61,000 shares of common stock, valued at $0.82 per share and 450 shares of Convertible Preferred, valued at $1,000 per share, to the former shareholders of Haddon.

Classic

    In April 1998, the Company purchased all of the outstanding capital stock of Classic, a package vacation provider. The Company paid a purchase price of $17.1 million, all of which was paid in cash. In addition, the Company incurred direct acquisition costs of approximately $2.0 million. The Company financed the cash purchase price and the direct acquisition costs with proceeds from the issuance of $6.7 million of Convertible Preferred and $13.1 million in borrowings under the Credit Facility. The proceeds from this sale and borrowing also provided approximately $700,000 in working capital.

MTI

    In May 1998, the Company acquired substantially all of the assets of MTI, a package vacation provider that (i) provides vacation packages for travelers to Hawaii (ii) provides packages for Amtrak-sponsored vacations (iii) operates the reservation system associated with package vacations sponsored by Hyatt and (iv) provides credit card reward fulfillment programs. The Company paid a purchase price of $26.4 million. In addition, the Company incurred direct acquisition costs of approximately $881,000. The Company financed the cash purchase price and direct acquisition costs with proceeds from the issuance of $15.5 million of Convertible Preferred and $11.1 million in borrowings under the Credit Facility. The proceeds from this sale and borrowing also provided approximately $1.7 million in working capital. In connection with the acquisition of substantially all of the assets of MTI, the Company sold 292,800 shares of common stock, valued at $0.82 per share, and 2,160 shares of Convertible Preferred, valued at $1,000 per share, to an affiliate of the seller. The Company also entered into the Outsourcing Agreement with a former affiliate of MTI, whereby the affiliate will provide the Company with management information system support relating to MTI's computer reservation system and related functions (See Note 8).

Globetrotters

    In May 1998, the Company purchased all of the outstanding capital stock of Globetrotters, a package vacation provider that historically has provided vacation packages, primarily for the Florida, Mexico and Caribbean markets. The Company paid a purchase price of $5.4 million, of which $3.4 million was paid in cash, with the remaining $2.0 million paid through the forgiveness of related-party debt. In addition, the Company incurred direct acquisition costs of approximately $232,000. The Company financed the cash purchase price and the direct acquisition costs with proceeds from the issuance of $551,000 of Convertible Preferred, $1.9 million in borrowings under the Credit Facility and $1.3 million from working capital.

The purchase price has been allocated on a preliminary basis as follows for each of the Acquisitions (in thousands):


                                                  Haddon      Classic     MTI     Globetrotters     Total
                                                  ------      -------    -----    -------------    ------
       Cash and investments..................... $  3,475    $ 25,642   $ 19,913  $  2,663       $ 51,693
       Accounts receivable......................    1,041       8,108      3,920     2,907         15,976
       Fixed assets and other assets............       90       2,426      1,696     1,065          5,277
       Goodwill.................................    9,476      18,892     30,732     6,908         66,008
       Liabilities assumed and direct
       acquisition costs........................   (6,364)    (36,008)   (28,980)   (7,961)       (79,313)
                                                 --------    --------   --------  --------       --------
                 Total.......................... $  7,718    $ 19,060   $ 27,281  $  5,582       $ 59,641
                                                 ========    ========   ========  ========       ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

    The pro forma information presented below (in thousands) reflects the Acquisitions as if they had occurred on January 1, 1997. These results are not necessarily indicative of future operating results or what would have occurred had the Acquisitions been consummated at that date.


                                                                  Year Ended
                                                                 December 31
                                                          ---------------------------
                                                              1998          1997
                                                              ----          ----

Net revenues...........................................   $ 123,501     $ 115,222
Net income.............................................       6,202         4,279
Basic and Diluted income per share ....................   $    0.42     $    0.29

       In connection with the Acquisitions, the Company recognized approximately $2.0 million in liabilities assumed in the Acquisitions as the cost of closing redundant facilities and terminating approximately 110 employees. The accrual included lease and facility costs of $795,000, severance and other employee termination costs of $907,000, and costs of $300,000 related to other contractual obligations associated with the Company's consolidation plan. During 1998, the Company closed redundant reservation centers and consolidated Haddon and Globetrotters into Classic and MTI, respectively. These activities resulted in a reduction of approximately 90 employees in connection with the facility closures, the elimination of duplicate positions and the restructuring of certain operations. In the year ended December 31, 1998, the Company charged approximately $859,000 against the accrual for amounts paid during 1998. The remaining accrual relates primarily to lease and severance costs, substantially all of which are expected to be paid in 1999.

11. SUBSEQUENT EVENTS

Amended Credit Facility

    On February 19, 1999, the Company amended and restated its credit agreement (the "Amended Agreement"). The Amended Agreement was entered into with three participating banks and provides for a $45 million revolving credit facility with a five-year maturity. The Amended Agreement consists of a $10 million working capital revolving credit facility ("Working Capital Facility") with a maximum of $5 million available for issuing standby letters of credit and a $35 million revolving credit facility for use in financing acquisitions ("Acquisition Facility"). The Acquisition Facility has a commitment reduction of $5 million per year for four years commencing December 31, 1999 with the final $15 million reduction at maturity. Under the Amended Agreement, the Company will continue to select interest at ABR Advance or Eurodollar Advance rates plus the applicable margin as previously defined. An annual commitment fee is due on the unused portion of the aggregate facility. The commitment fee is based on the leverage ratio of the Company and will be between .375 percent and .500 percent.

    All borrowings under the Amended Agreement will be collateralized by all of the stock, tangible and intangible assets of subsidiaries or businesses of the Company with borrowings under the Amended Agreement. The Amended Agreement also requires the Company to meet certain financial ratios and covenants, including minimum net worth, fixed charge coverage, interest coverage, leverage ratios and limitations on capital expenditures.

Acquisition of Friendly Holidays, Inc.

   On March 17, 1999, the Company acquired all the outstanding stock of Friendly Holidays, Inc., a wholesale package tour operator that principally serves travelers to Mexico, Central America and the Caribbean destinations. The terms of the purchase include cash consideration of $10.2 million and additional payments of up to $2.8 million contingent on future operating results.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURES

             None.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement with the Securities and Exchange Commission (the "Commission") within 120 days after the end of its fiscal year pursuant to Regulation 14A, as promulgated by the Commission, for its Annual Meeting of Stockholders to be held May 12, 1999 (the "Proxy Statement"), and certain information included therein is incorporated herein by reference. (The Compensation Committee Report and the stock performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.)

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement under under the caption "Executive Officers of the Company," which information is incorporated herein by this reference

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Executive Compensation and Other Information."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)         1. INDEX TO FINANCIAL STATEMENTS

                        Reference is made to the index set forth on page 24 of this Report.

            2. FINANCIAL STATEMENT SCHEDULES:


                                                                                                            Page No.
                                                                                                            --------
Schedule II Valuation and Qualifying Accounts.................................................................... 47

            3. EXHIBITS

                        a)  Consent of Arthur Andersen LLP........................................................48
                        b)  Amended and Restated Credit Facility Dated February 19, 1999..........................49
                        c)  Exhibit Index.........................................................................50
                        d)  Exhibit 27.1 Financial Data Schedule..................................................51

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REGISTRATION STATEMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF WASHINGTON, DISTRICT OF COLUMBIA, ON THE 25TH DAY OF MARCH, 1999.

                                                   GLOBAL VACATION GROUP, INC.

                                                      By:  /s/ ROGER H. BALLOU
                                                      ------------------------
                                                               ROGER H. BALLOU

                                          CHIEF EXECUTIVE OFFICER AND CHAIRMAN

     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.


                      NAME                                       TITLE                     DATE
-----------------------------------------------  ---------------------------------  ----------------
             /s/ ROGER H. BALLOU                  Chief Executive Officer            March 25, 1999
-----------------------------------------------
                 ROGER H. BALLOU                  and Chairman
                                                  (Principal Executive Officer)

             /s/ J. RAYMOND LEWIS, JR.            President and Chief                March 25, 1999
-------------------------------------------------
                 J. RAYMOND LEWIS, JR.            Operating Officer
                                                  (Principal Operating Officer)

            /s/ WALTER S. BERMAN                  Executive Vice President           March 25, 1999
-------------------------------------------------
                WALTER S. BERMAN                  and Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

            /s/ KENNETH M. DUBERSTEIN             Director                           March  25, 1999
-------------------------------------------------
                KENNETH M. DUBERSTEIN

            /s/ FREDERIC V. MALEK                 Director                           March  25, 1999
-------------------------------------------------
                FREDERIC V. MALEK

            /s/ CARL J. RICKERTSON                Director                           March  25, 1999
-------------------------------------------------
                CARL J. RICKERTSEN

            /s/ JAMES M. SULLIVAN                 Director                           March  25, 1999
-------------------------------------------------
                JAMES M. SULLIVAN


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Global Vacation Group, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of Global Vacation Group, Inc., (a New York corporation) and Subsidiaries and have issued our report thereon dated February 5, 1999 (except with respect to the matters discussed in Note 11 to the Consolidated Financial Statements as to which the date is March 17, 1999). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14, Valuation and Qualifying Accounts, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                           ARTHUR ANDERSEN LLP
Washington D.C.
February 5, 1999

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)


                                                                                   DEDUCTIONS FROM
                                                                 ADDITIONS           RESERVE FOR
                                                BALANCE AT        CHARGED           PURPOSES FOR
                                                 BEGINNING      TO COST OR          WHICH RESERVE         BALANCE AT
                      DESCRIPTION                 OF YEAR        EXPENSES            WAS CREATED          END OF YEAR
            ---------------------------------   ----------      ----------         ---------------        -----------

   1998      Allowance for doubtful
                accounts
                                                    861             121                    --                 982

             Restructuring reserve                   --           2,002                   859               1,143

   1997      Allowance for doubtful
                accounts                            448             771                   358                 861

   1996      Allowance for doubtful                 310           1,208                 1,070                 448
                accounts

    3. EXHIBITS:

   c)       EXHIBIT INDEX
 3.1++  Restated Certificate of Incorporation of the Registrant
  3.2+  Amended and Restated By-laws of the Registrant
  4.1+  Form of Specimen Stock Certificate

 10.1+  Recapitalization Agreement dated as of March 18, 1998 among the
        Registrant, Thayer, Allied Holding and the shareholders of Allied
        Holding

 10.2+  Equity Purchase Agreement dated as of March 30, 1998 between the
        Registrant and Thayer and certain other purchasers.

 10.3+ Equity Subscription Agreement dated as of March 30, 1998 by and among the Registrant, Ralph M. Caliri and William W. Webber.

 10.4+  Equity Subscription Agreement dated as of April 30, 1998 between the
        Registrant and James F. Miller.

 10.5+ Registration Rights Agreement dated as of June 12, 1998 by and among the Registrant, Thayer and certain shareholders of the Registrant

 10.6+ Stock Purchase Agreement dated as of March 30, 1998 by and among the Registrant, Haddon and the shareholders of Haddon.

 10.7+ Stock Purchase Agreement dated as of April 20, 1998 by and among the Registrant, Classic Custom Vacations, Inc. ("Classic") and the shareholders of Classic.

 10.8+ Asset Purchase Agreement dated as of April 30, 1998 by and among the Registrant, MTI and James F. Miller.

 10.9+ Stock Purchase Agreement dated as of May 4, 1998 by and among the Registrant, Globetrotters, Inc. and Robert A. Grinberg.

10.10+t Professional Services Agreement dated as of March 30, 1998 between the
        Registrant and TC Management Partners, LLC.

10.11+t Credit Agreement dated as of March 27, 1998 by and among the Registrant, the lenders party thereto and The Bank of New York, as administrative agent

10.12+t Amendment No. 1 and Consent dated as of April 8, 1998 to Credit
        Agreement dated as of March 27, 1998 by and among the Registrant, the lenders party thereto and The Bank of New York as administrative agent

10.13+t Amendment No. 2 dated as of May 5, 1998 to Credit Agreement dated as of March 27, 1998 by and among the Registrant, the lenders party thereto and The Bank of New York as administrative agent

10.14+t Registrant's 1998 Stock Option Plan

10.15+t Senior Management Agreement dated as of March 30, 1998 between the
        Registrant and Roger H. Ballou.

10.16+t Senior Management Agreement dated as of March 30, 1998 between the
        Registrant and J. Raymond Lewis, Jr.

10.17+t Senior Management Agreement dated as of March 30, 1998 between the
        Registrant and Walter S. Berman.

10.18+t Consulting Agreement dated as of March 27, 1998 by and between the Registrant and Stanley Fisher.

10.19+t Employment Agreement dated as of March 18, 1998 by and between the Registrant and Michael Fisher.

10.20+t Employment Agreement dated as of March 18, 1998 by and between the Registrant and Gregory Fisher.

10.21+t Amendment No. 1 dated as of June 24, 1998 to Senior Management
        Agreement dated as of March 30, 1998 between the Registrant and Mr. Ballou.

10.22+t Amendment No. 1 dated as of June 24, 1998 to Senior Management
        Agreement dated as of March 30, 1998 between the Registrant and Mr. Lewis.

10.23+t Amendment No. 1 dated as of June 24, 1998 to Senior Management
        Agreement dated as of March 30, 1998 between the Registrant and Mr. Berman.

10.24* Agreement dated as of August 14, 1998 between the Company and Trase Miller Solutions

10.25   Restated and Amended Credit Agreement dated as of February 19,
        1999 by and among the Registrant, the lenders party thereto and The Bank of New York, as administrative agent.

 21.1+  Subsidiaries of the Registrant

 23.1   Consent of Arthur Andersen & Co. Independent Auditors

 24.1+  Power of Attorney

  27.1  Financial Data Schedule

   +    Previously filed as the same exhibit number under a Registration
        Statement on Form S-1 (file no 333-52673)

   ++   Previously filed as the same exhibit number on September 14, 1998 under a Form 10-Q  (file no 333-52673)

   *    Previously filed as the exhibit number 10.1 on September 14, 1998 under a Form 10-Q  (file no 333-52673)

   t    Management Compensation related agreements.

--------

b) The Registrant filed no reports on Form 8-K for the year ended December 31, 1998.