Form 10-Q
period 1999-03-31
GLOBAL VACATION GROUP INC
filed 1999-05-14
CIK 1061202

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1999

Commission File No.  333-52673

                           GLOBAL VACATION GROUP, INC.
             (Exact name of Registrant as specified in its charter)

            NEW YORK                                           13-1894567
------------------------------------                      ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)


1420 NEW YORK AVENUE, N.W., SUITE 550 WASHINGTON D.C.    20005
----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


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


                         YES  X              NO
                            ---                ---

As of May 12, 1999 there were 14,747,576 shares of Registrant's Common Stock outstanding.

                                      INDEX

                                                                                          Page
                                                                                          No.
                                                                                          ---
PART I.     FINANCIAL INFORMATION ........................................................3

     Item 1.   Financial Statements (unaudited) ..........................................3

                           Condensed Consolidated Balance Sheets as of
                           March 31, 1999, and December 31, 1998..........................4

                           Condensed Consolidated Statements of Operations
                           For the Three Months Ended March 31, 1999 and 1998.............5

                           Condensed Consolidated Statements of Cash
                           Flows for the Three Months Ended March 31, 1999 and 1998 ......6

                           Notes to Condensed Consolidated Financial Statements ..........7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations .......................................10

                           Results of Operations..........................................11
                           Liquidity and Capital Resources ...............................12

PART II.    OTHER INFORMATION ............................................................16

     Item 4.   Submission of Matters to a Vote of Security Holders........................16

     Item 6.   Exhibits and Reports on Form 8-K...........................................16

ITEM  1.          FINANCIAL STATEMENTS

                           GLOBAL VACATION GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                        March 31,                      December 31,

                                   ASSETS                                 1999                             1998
                                                              ----------------------------      ---------------------------
Current assets:

Cash and cash equivalents (includes $5,945 and $3,248
  of restricted cash, respectively)                           $                    37,132       $                   30,317
Short-term investments                                                              2,876                            2,346
Accounts receivable, net of allowance of $932, and
  $982, respectively                                                               14,535                           14,884
Loans receivable from shareholders                                                     53                              151
Other current assets                                                                5,393                            6,547
                                                              ----------------------------      ---------------------------
                     Total current assets                                          59,989                           54,245
                                                              ----------------------------      ---------------------------

Property and equipment, net                                                         6,214                            5,158
Related party and other long-term receivables                                       2,176                            2,490
Intangible assets, net                                                             74,894                           65,131
Other assets                                                                       11,808                            7,036
                                                              ----------------------------      ---------------------------
                     Total assets                             $                   155,081       $                  134,060
                                                              ============================      ===========================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses                         $                    42,235       $                   39,869
Customer deposits                                                                  49,352                           33,943
Current portion of long-term debt                                                       -                            5,300
                                                              ----------------------------      ---------------------------

                     Total current liabilities                                     91,587                           79,112

Long-term debt, net of current portion                                             11,713                            1,363
Other long-term liabilities                                                           551                                -
                                                              ----------------------------      ---------------------------

                     Total liabilities                                            103,851                           80,475

Shareholders' equity
   Preferred Stock, $.01 par value, 6,000,000 shares
     authorized, no shares issued and outstanding.                                      -                                -
   Common Stock, $.01 par value, 60,000,000 shares
     authorized, 14,747,576, and  14,747,576 shares
     issued and outstanding, respectively,.                                           147                              147
  Deferred compensation                                                              (400)                            (430)
  Additional paid-in capital                                                       95,122                           95,122
  Retained earnings (deficit)                                                     (42,924)                         (41,129)
  Treasury stock, 72,000 and 12,000 shares at cost,
    respectively                                                                     (715)                            (125)
                                                              ----------------------------      ---------------------------

                     Total shareholders' equity                                    51,230                           53,585
                                                              ----------------------------      ---------------------------
Total liabilities and shareholders' equity                    $                   155,081       $                  134,060
                                                              ============================      ===========================

----------------------------------------------------------

See Notes to condensed consolidated financial statements.

                           GLOBAL VACATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                   (unaudited)

                                                                          Three Months Ended
                                                          ------------------------------------------------
                                                                              March 31,
                                                                              ---------
                                                                   1999                     1998
                                                          -----------------------  -----------------------
Net revenues                                               $              22,759    $               2,477

Operating expenses                                                        21,421                    3,032
                                                          -----------------------  -----------------------
                        Gross profit                                       1,338                     (555)

General and administrative expenses                                        3,067                    1,571

Depreciation and amortization                                              1,046                       34
                                                          -----------------------  -----------------------
  Loss from operations                                                    (2,775)                  (2,160)

Other income (expense)

         Interest income                                                     455                       74

         Interest expense                                                   (144)                     (14)

         Other                                                                 9                        -
                                                          -----------------------  -----------------------
                        Total                                                320                       60
                                                          -----------------------  -----------------------
Loss before income taxes and extraordinary item                           (2,455)                  (2,100)

Income taxe benefit                                                          917                       61
                                                          -----------------------  -----------------------

 Loss before extraordinary item                                           (1,538)                  (2,039)

Extraordinary item, net of income tax benefit
 of $144,000                                                                (257)                       -
                                                          -----------------------  -----------------------

  Net loss                                                 $              (1,795)   $              (2,039)
                                                          =======================  =======================

Dividends on Class A Convertible
  Preferred Stock                                                              -                     (150)
                                                          -----------------------  -----------------------

 Net loss available to common
  shareholders                                             $              (1,795)   $              (2,189)
                                                          =======================  =======================

Basic and diluted net loss per common share:

 Income (loss) per share available to common
   shareholder before extraordinary item                   $               (0.10)   $               (0.43)

 Extraordinary item per share                              $               (0.02)   $                -
                                                          -----------------------  -----------------------

 Basic and diluted net income(loss)per share
   available to common shareholder                         $               (0.12)   $               (0.43)
                                                          =======================  =======================

Basic and diluted weighted average
   shares outstanding                                                     14,706                    5,101
                                                          =======================  =======================

Pro forma loss data:

  Historical loss before income taxes as reported                                   $              (2,100)
  Pro forma benefit from income taxes                                                                 882
                                                                                   -----------------------
  Pro forma net loss                                                                               (1,218)
                                                                                   =======================
  Pro forma basic and diluted net loss per share                                    $               (0.23)
                                                                                   =======================
  Pro Forma basic and diluted weigthed average
    shares outstanding                                                                              5,391
                                                                                   =======================

See Notes to condensed consolidated financial statements.

                           GLOBAL VACATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                               Three Months Ended
                                                                             ------------------------------------------------------
                                                                                  March 31, 1999                March 31, 1998
                                                                             ------------------------------------------------------
 Cash flows from operating activities:

     Net loss                                                                 $               (1,795)       $               (2,039)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
        Depreciation and amortization                                                          1,030                            34
        Write-off of deferred financing costs                                                    401                             -
        Amortization of deferred financing costs                                                  16                             2
        Amortization of deferred compensation                                                     30                             -
        Changes in assets and liabilities, excluding effect of
          acquisitions
                    Accounts receivable                                                        1,001                         2,752
                    Other assets                                                                 319                            63
                    Accounts payable and accrued expenses                                     (3,561)                          277
                    Customer deposits                                                          9,863                            94
                    Other liabilities                                                         (1,172)                            -
                                                                             -----------------------       -----------------------
     Net cash provided by operating activities                                                 6,132                         1,183
                                                                             -----------------------       -----------------------
     Cash flows from investing activities:

        Purchases of property and equipment                                                   (1,076)                         (111)
        Net sales (purchases) of investments                                                    (530)                          (30)
        Acquisitions, net of cash acquired                                                    (2,296)                       (5,253)
                                                                             -----------------------       -----------------------
     Net cash used in investing activities                                                    (3,902)                       (5,394)
                                                                             -----------------------       -----------------------
     Cash flows from financing activities:

        Net repayments and (borrowings) on loans to/from related parties                         411                        (1,732)
        Distributions to shareholders                                                              -                        (4,995)
        Proceeds from borrowings under credit agreement                                       10,250                        15,400
        Repayment of borrowings from credit agreement                                         (5,200)                            -
        Deferred financing costs                                                                (286)                         (997)
        Redemption of common stock                                                                 -                       (10,746)
        Proceeds from issuance of common and preferred stock                                       -                         4,892
        Purchase of treasury stock                                                              (590)                            -
                                                                             -----------------------       -----------------------
   Net cash provided by financing activities                                                   4,585                         1,822
                                                                             -----------------------       -----------------------
   Net increase (decrease) in cash and cash equivalents                                        6,815                        (2,389)
                                                                             -----------------------       -----------------------
   Cash and cash equivalents beginning of period                                              30,317                         7,074
                                                                             -----------------------       -----------------------
   Cash and cash equivalents end of period                                    $               37,132        $                4,685
                                                                             =======================       =======================

Supplemental disclosures of cash flow information:                                1999                          1998
                                                                             ------------------------------------------------------
                                                 Cash paid for:
                                                                   Taxes      $                  170                           224
                                                                   Interest   $                  130                             -
Supplemental disclosures of non cash investing and financing activities:

Issuance of promissory note in connection with the redemption of
  common stock                                                                $                    -                         4,000
Class A Convertible Preferred stock dividend                                  $                    -                        25,762
Dividends on Class A Convertible Preferred Stock                              $                    -                           150
----------------------------------------------------------------------------------------------------

 See Notes to condensed consolidated financial statements.

                           GLOBAL VACATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1. General

   The Company is one of the largest U.S. providers of value-added vacation products and services targeted to higher-income travelers. The Company assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers through retail travel distributors, such as travel agents, and other distribution channels, including the Internet and affinity groups. The Company provides flexible independent travel programs for individuals as well as escorted tours and group packages. Global Vacation Group, Inc.'s common stock is traded on the New York Stock Exchange under the symbol "GVG".

   Headquartered in Washington D.C., the Company markets its products under the brand names Classic Custom Vacations, Globetrotters, and Allied Tours. Classic Custom Vacations creates customized vacation packages for U.S. travelers seeking an individualized vacation. The Globetrotters brand is targeted to the popular priced-vacation buyer. The Allied Tours brand creates packages for international travelers visiting the U.S.

   In March 1998, the Company changed its name from Allied Bus Corp. to Global Vacation Group, Inc. The Company had previously operated under the trade name "Allied Tours." The name change was concurrent with a recapitalization of the Company (the "Recapitalization"). Between March 1998 and May 1998 and March 1999 and April 1999, the Company completed the acquisitions (together "the Acquisitions") of Haddon Holidays, Inc. ("Haddon"), Classic Custom Vacations ("Classic"), MTI Vacations, Inc. ("MTI"), Globetrotters, Inc. ("Globetrotters), Friendly Holidays ("Friendly") and, in a single transaction, Island Resort Tours ("Island") and International Travel and Resorts ("ITR").

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

   The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failures, which could effect the Company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

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

   The quarterly condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC and include, in the opinion of the Company, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the

Company's 1998 Form 10-K. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

   There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 to the Consolidated Financial Statements and related Notes thereto included in the Company's 1998 Form 10-K.

Net Revenues

   Net revenues consist primarily of markups on travel packages. The Company recognizes net revenue when earned on the date of travel net of all cancellations and changes to reservations booked. For the three months ended March 31, 1999 and 1998, net revenues are derived from sale of travel products and services with a value of $96.2 million, and $17.2 million, respectively, net of $73.4 million, and $14.7 million, respectively, in direct costs to suppliers.

Income Taxes

   Until March 1998, the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company did not pay corporate income taxes on its taxable income. Instead, the shareholders were liable for individual income taxes on their respective shares of the Company's taxable income. Accordingly, there is no provision for Federal income taxes for March 31, 1998. The Company was taxable in certain states and other jurisdictions that did not recognize S Corporation status. In March 1998, the Company terminated its S Corporation election and, accordingly, is subject to Federal and state income taxes.

The Company accounts for state and local income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that a net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Net Loss per Share

   Basic income or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

   The treasury stock effect of options to purchase 1,705,607 and 84,716 shares of common stock outstanding at March 31, 1999 and 1998, respectively have not been included in the computation of diluted loss per share for the three months ended March 31, 1999 and 1998 as such effect would be anti-dilutive. The effect of preferred stock convertible into common stock outstanding at March 31, 1998, has not been included in the computation of diluted loss per share for the three months ended March 31, 1998 as such effect would be anti-dilutive.

   The pro forma basic and diluted loss per share for the three months ended March 31, 1998 gives effect to the conversion of the outstanding convertible preferred stock into common stock and assumes that the Company was a C Corporation for the entire period.

New Accounting Standards

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

   In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1"). SOP 98-1 requires the Company to capitalize internal computer software costs once the capitalization criteria are met. SOP 98-1 was effective January 1, 1999, and is applied to all projects in progress upon initial application. The adoption of SOP 98-1 has not had a material impact on the Company's results of operations, financial position, or cash flows.

3. Acquisitions

   On March 17, 1999, the Company acquired all the outstanding stock of Friendly, a wholesale package tour operator that principally serves travelers to Mexico, Central America and the Caribbean destinations. The terms of the purchase include cash consideration of $10.2 million and additional payments of up to $2.8 million contingent on future operating results. The acquisition was accounted for as a purchase for financial reporting purposes. The purchase price has been allocated on a preliminary basis as follows (in thousands):

Cash and investments...................................   $ 8,105
Accounts receivable....................................     2,119
Fixed assets and other assets..........................     3,025
Goodwill...............................................    10,330
Liabilities assumed and direct acquisition costs.......   (13,177)
                                                          --------
          Total........................................   $10,402
                                                          ========

   The pro forma information presented below (in thousands) reflects the Acquisitions as if they had occurred on January 1, 1998. These results are not necessarily indicative of future operating results or what would have occurred had the Acquisitions been consummated at that date.

                                                                 Three Months Ended
                                                                     March 31,
                                                       ----------------------------------------
                                                              1999               1998
                                                              ----               ----
Net revenues...........................................   $     24,973        $    25,655
Net loss...............................................         (2,011)            (1,862)
Basic and Diluted loss per share ......................   $      (0.14)       $     (0.13)

   In connection with the 1998 acquisitions, the Company recognized approximately $2.0 million in liabilities as the cost of closing redundant facilities and terminating certain employees. As of December 31, 1998, approximately $1.1 million of the accrual remained. During the three months ended March 31, 1999, the Company charged approximately $291,000 against the accrual for amounts paid during this period. In connection with the Friendly acquisition, the Company recognized approximately $2.3 million in liabilities related to the cost of the Company's consolidation plan for Friendly. This accrual included costs for severance, facility leases and other contractual commitments.

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

Trase-Miller Agreement

   On March 31, 1999, the Company exercised its option to purchase Trase Miller Solutions, Inc. for approximately $30.0 million, subject to certain adjustments. The Company is presently negotiating with Trase Miller on definitive documentation and expects the purchase to be complete after conducting its due diligence.

5. Amended Credit Facility

   During the three months ended March 31, 1999, the Company recognized an extraordinary charge of $257,000, net of income tax effect of $144,000, related to the restructuring of the Company's credit facility.

   On February 19, 1999, the Company amended and restated its credit agreement (the "Amended Agreement"). The Amended Agreement was entered into with three participating banks and provides for a $45 million revolving credit facility with a five-year maturity. The Amended Agreement consists of a $10 million working capital revolving credit facility ("Working Capital Facility") with a maximum of $5 million available for issuing standby letters of credit and a $35 million revolving credit facility for use in financing acquisitions ("Acquisition Facility"). The Acquisition Facility has a commitment reduction of $5 million per year for four years commencing December 31, 1999 with the final $15 million reduction at maturity. Under the Amended Agreement, the Company will continue to select interest at ABR Advance or Eurodollar Advance rates plus an applicable margin. An annual commitment fee is due on the unused portion of the aggregate facility. The commitment fee is based on the leverage ratio of the Company and will be between .375 percent and .500 percent.

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

6. Subsequent Events

   On April 1, 1999, the Company acquired all the outstanding stock of International Travel and Resorts, a hotel representative company, and Island Resort Tours, a wholesale package tour operator that principally sells popular-priced vacation packages to Caribbean destinations. The terms of the purchase include cash consideration of $5.0 million and operating result earnouts of up to $1.25 million. The acquisition will be accounted for as a purchase for financial reporting purposes.

   In April 1999, the Company agreed to extend loans totaling approximately $1.5 million to two members of senior management. These loans bear interest at 6% per year and must be repaid upon the earlier of March 16, 2003 or termination of employment. The Company has agreed, however, to waive approximately 42 percent of the principal of each loan over time if the executives remain employed through March 2003 and meet certain performance criteria.

ITEM 2.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      FORWARD-LOOKING INFORMATION

   The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. A number of important factors, including those identified above under the caption "Risk Factors" in the Company's 1998 Form 10-K which hereby is incorporated by reference, as well as factors discussed elsewhere in this Form 10-Q, could cause the Company's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) changes in general economic conditions and other factors that affect demand for travel products or services; (ii) changes in the vacation travel industry; (iii) changes in the Company's relationships with travel suppliers; (iv) competitive factors (including changes in travel distribution methods); and (v) the success of the Company's operating and growth strategies (including the ability to integrate acquisitions into Company operations, the ability of acquired companies to achieve satisfactory operating results and the ability of the Company to manage the transition to an integrated information platform). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Overview

   Global Vacation Group, Inc. ("GVG" or the "Company") assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers through retail travel distributors, such as travel agents, and other distribution channels including the Internet and affinity groups. In March 1998, the Company was recapitalized and between March 1998 and April 1999 acquired the stock or assets of seven other vacation providers. Through these acquisitions, GVG acquired the outstanding capital stock of Haddon Holidays
Inc. ("Haddon"), Classic Custom Vacations, ("Classic"), Globetrotters Inc. ("Globetrotters"), Friendly Holidays ("Friendly"), Island Resort Tours ("Island"), International Travel and Resorts ("ITR") and substantially all the assets of MTI Vacations, Inc. ("MTI") (collectively, the "Acquisitions" or the "Acquired Businesses"). The consideration for the Acquisitions consisted of cash. Each acquisition has been accounted for under the purchase method of accounting. The accompanying financial statements for the three month period ending March 31, 1999 include the results of operations for each of the Acquisitions from their respective acquisition dates.

   Net revenues include commissions and markups on travel products and services, volume bonuses received from travel suppliers, cancellation fees and other ancillary fees such as travel insurance premiums and are recognized upon the commencement of travel. For the three months ended March 31, 1999 and 1998, the Company had net revenues of $22.8 million and $2.5 million, respectively, and net loss (before extraordinary charge), of $1.5 million and $2.0 million, respectively, derived from a total dollar value of travel products and services of $96.2 million and $17.2 million, respectively.

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

   The Company derives a significant portion of its pre-tax income from interest earned on funds related to customer deposits and prepayments for vacation products. Generally, the Company requires a deposit within one week of making a travel reservation. Reservations are typically made two to three months prior to departure. Additionally, for packaged tours, the Company generally requires that the entire cost of the vacation be paid in full 45 to 60 days before departure, unless reservations are made closer to departure. While terms vary, the Company generally pays for the vacation components after the customer's departure. In the period between receipt of a deposit or prepayment and the payment of related expenses, these funds are invested in cash and investment-grade securities. This cycle is typical in the packaged tour industry and earnings generated on deposits and prepayments are integral to the Company's operating model and pricing strategies. For the three-month periods ending March 31, 1999 and 1998, the Company had interest income of $455,000 (18.5% of loss before tax benefit and extraordinary item) and $74,000 (3.5% of loss before tax benefit), respectively.

   The following table summarizes the Company's historical results of operations as a percentage of net revenues for the three months ended each of March 31, 1999 and 1998.

HISTORICAL RESULTS OF OPERATIONS

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                          1999                               1998
                                                                          ----                               ----
                                                                  Amount              %             Amount             %
                                                            --------------------------------------------------------------------
Net revenues..........................................               $22,759        100.0%          $2,477           100.0%
Operating expenses....................................                21,421         94.1            3,032           122.4
                                                            --------------------------------------------------------------------
     Gross profit ....................................                 1,338          5.9             (555)          (22.4)
General and administrative expenses..........                          3,067         13.5            1,571            63.4
Depreciation and amortization.........................                 1,046          4.6               34             1.4
                                                            --------------------------------------------------------------------
     Loss from operations.............................                (2,775)       (12.2)          (2,160)          (87.2)
                                                            --------------------------------------------------------------------
Interest income.......................................                   455          2.0               74             3.0
Interest expense......................................                  (144)        (0.6)             (14)           (0.6)
Other, net............................................                     9           --               --              --
                                                            --------------------------------------------------------------------
Loss before income taxes and  extraordinary item......                (2,455)       (10.8)          (2,100)          (84.8)
Income tax benefit....................................                   917          4.0               61             2.5
                                                            --------------------------------------------------------------------
Loss before extraordinary item........................                (1,538)        (6.8)          (2,039)          (82.3)
Extraordinary item, net of income tax benefit of $144.                  (257)        (1.1)              --              --
                                                            --------------------------------------------------------------------
  Net loss............................................                (1,795)        (7.9)          (2,039)          (82.3)
Dividends on Class A Convertible Preferred Stock......                  --             --             (150)           (6.1)
                                                            --------------------------------------------------------------------
  Net loss available to common shareholders...........               $(1,795)        (7.9)%        $(2,189)          (88.4)%
                                                            ====================================================================

   Net revenues for the three months ended March 31, 1999 and 1998, were $22.8 million and $2.5 million, respectively, which reflects the combined net revenues of the Company and the Acquired Businesses for such periods. The increase in net revenues of 818.8% for the three months ended March 31, 1999 were primarily due to the effect of the Acquired Businesses.

   The Company's net revenues generally are highest in the second and third quarters of the year, while its expenses generally are highest in the first and fourth quarters.

   Operating expenses for the three months ended March 31, 1999 and 1998, were $21.4 million and $3.0 million, respectively, or 94.1% and 122.4%, respectively, of net revenues. The resulting improvement in gross profit is due to the implementation of certain cost initiatives, an increase in revenue generated per passenger traveled, as well as the addition of the Acquired businesses who are not as impacted by seasonality changes.

   General and administrative expenses for the three months ended March 31, 1999 and 1998 were $3.1 million and $1.6 million, respectively, or 13.5% and 63.4%, respectively, of net revenues. As a percentage of net revenues, general and administrative expenses for the three months ended March 31, 1999 were lower than the general and administrative expenses for the three month period ended March 31, 1998 due to reductions in compensation to previous owners and management.

   Depreciation and amortization for the three months ended March 31, 1999 and 1998 was $1.0 million and $34,000 or 4.6% and 1.4%, respectively, of net revenues. The increase is primarily due to the amortization of certain intangible assets resulting from the Acquisitions

   Interest income for the three months ended March 31, 1999 and 1998 was $455,000 and $74,000, respectively, or 2.0% and 3.0%, respectively, of net revenues. The increase is primarily due to cash provided by the Acquisitions.

   Interest expense for the three months ended March 31, 1999 and 1998 was $144,000 and $14,000, respectively. The increase is primarily due to cash borrowings from the Company's credit facility used in the acquisitions.

   The benefit for income taxes for the three months ended March 31, 1999 and 1998 was $917,000 and $61,000, respectively, at a tax rate for 1999 of 37.4%, reflecting the change to a C Corporation from its prior S Corporation status.

   Net Loss for the three months ended March 31, 1999 includes an extraordinary charge of $257,000, net of tax benefit of $144,000, related to the restructuring of the Company's credit facility.

   Net loss for the three months ended March 31, 1999 and 1998 was $1.8 million and $2.2 million, respectively, or 7.9%, and 88.4%, respectively, of net revenues.

Liquidity and Capital Resources

   The Company receives advance payments and deposits prior to commencement of travel. The Company's pricing of its products and services is determined, in part, based upon the amount and timing of advance payments received. A number of states have regulations with respect to the management of customer deposits made in advance of travel. The Company believes it is in compliance with all applicable regulations relating to customer deposits. Although each of the Acquired Businesses has operated with different investment strategies, the Company manages cash and investments on a centralized basis. The Company's investment policy and its credit facility restrict investments to investment-grade securities.

   On February 19, 1999, the Company amended and restated its credit agreement (the "Amended Agreement"). The Amended Agreement was entered into with three participating banks and provides for a $45 million revolving credit facility with a five-year maturity. The Amended Agreement consists of a $10 million working capital revolving credit facility ("Working Capital Facility") with a maximum of $5 million available for issuing standby letters of credit and a $35 million revolving credit facility for use in financing acquisitions ("Acquisition Facility"). The Acquisition Facility has a commitment reduction of $5 million per year for four years commencing December 31, 1999 with the final $15 million reduction at maturity. Under the Amended Agreement, the Company will continue to select interest at ABR Advance or Eurodollar Advance rates plus the applicable margin. An annual commitment fee is due on the unused portion of the aggregate facility. The commitment fee is based on the leverage ratio of the Company and will be between .375 percent and
 .500 percent. As of March 31, 1999, the Company had outstanding term loans of $11.7 million under its Acquisition Facility and $3.9 million in letters of credit outstanding under its working capital facility. The Company currently has a total of $29.4 million available under its credit facility with $6.1 million available as revolving loans and $23.3 million available as term loans.

   Net cash provided by operating activities for the three months ended March 31, 1999 was $6.1 million as compared to $1.2 million in net cash provided by operating activities in the first three months of 1998. The increase of approximately $4.9 million in operating cash flows relates primarily to the increase in customer deposits in the first three months of 1999 in relation to the same time period in 1998.

   The Company made capital expenditures of $1.1 million in the first three months of 1999 and $111,000 in the three months ended March 31, 1998. The Company used $2.3 million of cash, net of cash acquired, for acquisitions in the three months ended March 31, 1999. The Company borrowed approximately $10.2 million from its credit facility to finance the acquisition of Friendly Holidays for the period ended March 31, 1999.

   The Company intends to continue to pursue attractive acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily through a combination of issuance of equity or debt, cash flow from operations and borrowings under the Credit Facility.

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

   In December 1998 the Company initiated a coordinated company wide review of each business unit to identify dependent systems and to evaluate the potential exposure of the Y2K issue. To assist senior management in its review, an outside systems consultant was retained to provide the Company with an independent analysis. Once the evaluation is completed, management will certify that these systems are Y2K compliant and, if it is determined that there is a risk for any system, contingency plans will be developed.

   Trase Miller Solutions, Inc., whom the Company is dependent upon to provide a reservation system to one of its subsidiary companies, has advised the Company that it has completed all of its regression testing and that its system, "TripsPro," is Y2K compliant. The Company plans to upgrade this subsidiary to the Y2K compliant version of TripsPro by June 1999. Another subsidiary is continuing efforts, which began in 1998, to ensure that its internally developed reservation system, "PCRes", is Y2K compliant. These efforts are expected to be fully completed and operational by

October 1999. The Company is also engaged in an effort to replace the reservations system used by its in-bound business with a Y2K compliant system. The new system, "TIMES2," is being custom developed for the Company by B. Rekencentra, a third party vendor. The development effort is in its final stages, with a phased implementation planned for completion by October 1999. The Company does not anticipate material Y2K problems arising for any of its subsidiaries as a result of the plans to upgrade and replace its reservation systems.

   As part of the due diligence review, the Company ascertained that one of its accounting systems is not Y2K compliant, and the Company is taking steps to convert the non-compliant system used by one of its operating units to "FLEXI," a vendor software package system used by one of the other operating companies. The Company has completed its testing of FLEXI and ascertained that the version being converted to is Y2K compliant. The conversion is planned to be completed by October 1999. Another operating unit is continuing efforts, begun in 1998, to convert to the "CODA" accounting system, a vendor software package. The Company expects this conversion to be completed by October 1999.

   During March and April, the Company acquired three additional subsidiaries:
Friendly Holidays Inc., ("Friendly"), Island Resort Tours Inc., ("Island") and International Travel and Resorts, Inc. ("ITR"). Two of these subsidiaries, Friendly and Island, are in the process of being migrated to the Y2K compliant "TripsPro" system for reservations bookings. The migrations are planned to be completed by October 1999. Enhancements to achieve Y2K compliance for ITR's reservation system are underway and are scheduled to be completed by September 1999.

   While the Company's due diligence has helped to identify and correct many potential Y2K problems, the review is by no means complete, and additional steps must be taken on an accelerated basis to resolve all the issues given the Company's dependence upon information and telecommunications technology. The Company believes it will be able to determine whether all of its own systems, including "imbedded technology" within individual systems and components, are Y2K compliant and to correct any Y2K problems that exist prior to any material difficulties arising within these systems. However, no assurance can be given that the Company will be successful in this regard, and unforeseen difficulties or delays in implementing solutions may have a material adverse effect on the business, financial condition, and results of operations of the Company.

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

   In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1"). SOP 98-1 requires the Company to capitalize internal computer software costs once the capitalization criteria are met. SOP 98-1 was effective January 1, 1999, and is applied to all projects in progress upon initial application. The adoption of SOP 98-1 has not had a material impact on the Company's results of operations, financial position, or cash flows.

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

   Borrowings under the Company's credit facility are also sensitive to changes in interest rates. The fair value of any fixed rate debt is subject to change as a result of movements in interest rates. Such changes could have material adverse effect on the Company's financial position, and results of operations and could also impact the Company's ability to successfully complete acquisitions

PART II. OTHER INFORMATION

ITEM 4.     Submission of Matters to a Vote of Security Holders

            NONE

ITEM 6.     Exhibits and Reports on Form 8-K

(a)       Exhibits

          10.26 Amendment No. 1 to the Amended and Restated Credit Agreement
          10.27 Amendment No. 2 to the Amended and Restated Credit Agreement
          10.28 Amendment No. 2 dated as of March 16, 1999 to Senior Management Agreement dated as of March 30, 1998 between the Registrant and Mr. Ballou.
          10.29 Amendment No. 2 dated as of March 16, 1999 to Senior Management Agreement dated as of March 30, 1998 between the Registrant and Mr. Lewis
          10.30 Amendment No. 2 dated as of March 16, 1999 to Senior Management Agreement dated as of March 30, 1998 between the Registrant and Mr. Berman
          10.31 Resignation Agreement between the Registrant and Mr. Walter S. Berman
          27.1  Financial Data Schedule

(b) The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1999

                           GLOBAL VACATION GROUP, INC.

                           By:/s/   JAY G. STUART
                              -------------------
                                    Jay G. Stuart
                                    Executive Vice President,
                                    & Chief Financial Officer

                                  Exhibit Index

Exhibits:

1)          10.26 Amendment No. 1 to the Amended and Restated Credit   Agreement
2)          10.27 Amendment No. 2 to the Amended and Restated Credit Agreement
3)          10.28 Amendment No. 2 dated as of March 16, 1999 to Senior Management Agreement dated as of March 30, 1998 between the Registrant and Mr. Ballou.
4)          10.29 Amendment No. 2 dated as of March 16, 1999 to Senior Management Agreement dated as of March 30, 1998 between the Registrant and Mr. Lewis.
5)          10.30 Amendment No. 2 dated as of March 16, 1999 to Senior Management Agreement dated as of March 30, 1998 between the Registrant and Mr. Berman.
6)          10.31 Resignation Agreement between the Registrant and Mr. Berman.
7)          27.1  Financial Data Schedule