Form 10-Q
period 1999-06-30
GLOBAL VACATION GROUP INC
filed 1999-08-16
CIK 1061202

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1999

Commission File No.  333-52673

                           GLOBAL VACATION GROUP, INC.
             (Exact name of Registrant as specified in its charter)

         NEW YORK                                           13-1894567
-------------------------------                       ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

1420 NEW YORK AVENUE, N.W., SUITE 550 WASHINGTON D.C.     20005
------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (202) 347-1800

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

As of August 13, 1999 there were 14,747,576 shares of Registrant's Common Stock outstanding.

                                      INDEX

                                                                   Page
                                                                               No.
                                                                               ---
PART I.   FINANCIAL INFORMATION.................................................3

      Item 1. Financial Statements (unaudited)..................................3

                    Condensed Consolidated Balance Sheets as of
                    June 30, 1999, and December 31, 1998........................4

                    Condensed Consolidated Statements of Operations
                    For the Three and Six Months Ended June 30, 1999 and 1998...5

                    Condensed Consolidated Statements of Cash
                    Flows for the Six Months Ended June 30, 1999 and 1998.......6

                    Notes to Condensed Consolidated Financial Statements........7

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................11

                    Results of Operations.......................................13
                    Liquidity and Capital Resources.............................15

PART II.  OTHER INFORMATION.....................................................18

      Item 4  Submission of Matters to a Vote of Security Holders...............18

      Item 6. Exhibits and Reports on Form 8-K..................................18

ITEM  1.  FINANCIAL STATEMENTS

                          GLOBAL VACATION GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                                                      June 30,           December 31,
                                ASSETS                                                  1999                 1998
                                                                                   ---------------    ----------------
Current assets:

Cash and cash equivalents (includes $5,476 and $3,248
  of restricted cash, respectively)                                                  $   52,012          $   30,317
Short-term investments                                                                    2,516               2,346
Accounts receivable, net of allowance of $1,067 and $982, respectively                   19,506              14,884
Loans receivable from shareholders                                                          182                 151
Other current assets                                                                      5,865               6,547
                                                                                   ---------------    ----------------
          Total current assets                                                           80,081              54,245
                                                                                   ---------------    ----------------

Property and equipment, net                                                              21,364               5,158
Related party and other long-term receivables                                             3,255               2,490
Intangible assets, net                                                                   98,515              65,131
Other assets                                                                              2,852               7,036
                                                                                   ---------------    ----------------
          Total assets                                                               $  206,067          $  134,060
                                                                                   ===============    ================

                        LIABILITIES AND SHAREHOLDERS'  EQUITY

Current liabilities:

Accounts payable and accrued expenses                                                $   60,872          $   39,869
Customer deposits                                                                        58,574              33,943
Current portion of long-term debt                                                         5,104               5,300
                                                                                   ---------------    ----------------
          Total current liabilities                                                     124,550              79,112

Long-term debt, net of current portion                                                   30,000               1,363
Other long-term liabilities                                                                 961                   -
                                                                                   ---------------    ----------------
          Total liabilities                                                             155,511              80,475

Commitments and contingencies

Shareholders' equity
  Preferred Stock, $.01 par value, 6,000,000 shares authorized,
   no shares issued and outstanding.                                                          -                   -
   Common Stock, $.01 par value, 60,000,000 shares authorized, 14,747,576
   shares issued and outstanding.                                                           147                 147
  Deferred compensation                                                                    (370)               (430)
  Additional paid-in capital                                                             95,122              95,122
  Retained earnings (deficit)                                                           (42,655)            (41,129)
  Treasury stock, 242,537 and 12,000 shares at cost, respectively                        (1,688)               (125)
                                                                                   ---------------    ----------------
          Total shareholders' equity                                                     50,556              53,585
                                                                                   ---------------    ----------------
Total liabilities and shareholders' equity                                           $  206,067          $  134,060
                                                                                   ---------------    ----------------

See Notes to condensed consolidated financial statements.

                          GLOBAL VACATION GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                         Three Months Ended                Six Months Ended
                                                                  -------------------------------    ---------------------------
                                                                              June 30,                          June 30,
                                                                              -------                           --------
                                                                        1999            1998              1999           1998
                                                                  --------------   --------------    -------------   -----------
Net revenues                                                       $   34,411      $   19,509        $   57,170      $  21,986

Operating expenses                                                     29,329          14,964            50,750         17,996
                                                                  --------------   --------------    -------------   -----------
          Gross profit                                                  5,082           4,545             6,420          3,990

General and administrative expenses                                     3,519           2,182             6,586          3,753
Depreciation and amortization                                           1,378             707             2,424            741
                                                                  --------------   --------------    -------------   -----------
  Income (loss) from operations                                           185           1,656            (2,590)          (504)
                                                                  --------------   --------------    -------------   -----------

Other income (expense)
         Interest income                                                  601             797             1,056            871
         Interest expense                                                (430)           (900)             (574)          (914)
         Other                                                             48              22                57             22
                                                                  --------------   --------------    -------------   -----------
     Total                                                                219             (81)              539            (21)
                                                                  --------------   --------------    -------------   -----------

Income (loss) before income taxes  and extraordinary item                 404           1,575            (2,051)          (525)
Income tax benefit (expense)                                             (135)           (220)              782           (159)
                                                                  --------------   --------------    -------------   -----------
Income (loss) before extraordinary item                                   269           1,355            (1,269)          (684)

Extraordinary item, net of income tax benefit of $144                       -               -              (257)             -
                                                                  --------------   --------------    -------------   -----------
          Net income (loss)                                        $      269      $    1,355        $   (1,526)     $    (684)
                                                                  ==============   ==============    =============   ===========

Dividends on Class A Convertible Preferred Stock                            -          (1,673)       $        -         (1,823)
                                                                  --------------   --------------    -------------   -----------

 Net income (loss) available to common shareholders                $      269      $     (318)       $   (1,526)     $  (2,507)
                                                                  ==============   ==============    =============   ===========
Basic and diluted income (loss) per share:

 Income (loss) per share available to common
   shareholders before extraordinary item                          $     0.02      $    (0.04)       $    (0.08)     $   (0.39)
 Extraordinary item per share                                      $        -      $        -        $    (0.02)     $       -
                                                                  --------------   --------------    -------------   -----------
 Basic income (loss) per share
   available to common shareholders                                $     0.02      $    (0.04)       $    (0.10)     $   (0.39)
                                                                  ==============   ==============    =============   ===========
Diluted income (loss) per share
   available to common shareholders                                $     0.02      $    (0.04)       $    (0.10)     $   (0.39)
                                                                  ==============   ==============    =============   ===========

Weighted Average Shares Outstanding:
 Basic                                                                 14,627           7,701            14,666          6,408
                                                                  ==============   ==============    =============   ===========
 Diluted                                                               14,711           7,701            14,666          6,408
                                                                  ==============   ==============    =============   ===========

Pro forma income (loss) data:

  Historical income (loss) before income tax as reported                           $    1,575                        $    (525)

  Pro forma (provision for) benefit from income taxes                                    (630)                             210
                                                                                   --------------                     -----------
  Pro forma net income (loss)                                                             945                             (315)
                                                                                   ==============                     ===========

  Pro forma basic and diluted income (loss) per share                              $     0.09                         $  (0.04)
                                                                                   ==============                     ===========

  Pro Forma weighted average shares outstanding:
                       Basic                                                           11,007                            8,214
                                                                                   ==============                     ===========
                       Diluted                                                         11,087                            8,214
                                                                                   ==============                     ===========

See notes to condensed consolidated financial statements.

                          GLOBAL VACATION GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                                     Six Months Ended
                                                                                         ---------------------------------------
                                                                                            June 30, 1999       June 30, 1998
                                                                                         ---------------------------------------
Cash flows from operating activities:

    Net loss                                                                              $   (1,526)            $    (684)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization                                                           2,424                   741
       Write-off of deferred financing costs                                                     401                     -
       Amortization of deferred financing costs                                                   34                    43
       Amortization of deferred compensation                                                      60                     -
       Changes in assets and liabilities, excluding effect of acquisitions
        Accounts receivable                                                                   (3,392)                3,188
        Other assets                                                                           2,274                 1,268
        Accounts payable and accrued expenses                                                 11,819                14,347
        Customer deposits                                                                     18,622                (1,043)
        Other liabilities                                                                       (738)                1,917
                                                                                         -------------          ------------
    Net cash provided by operating activities                                                 29,978                19,777
                                                                                         -------------          ------------

    Cash flows from investing activities:

       Purchases of property and equipment                                                    (2,691)                 (656)
       Net purchases of investments                                                             (169)                 (150)
       Acquisitions, net of cash acquired                                                    (31,161)              (29,629)
                                                                                         -------------          ------------
    Net cash used in investing activities                                                    (34,021)              (30,435)
                                                                                         -------------          ------------
    Cash flows from financing activities:

       Net repayments on loans to/from related parties                                          (797)               (3,223)
       Distributions to shareholders                                                               -                (4,995)
       Proceeds from borrowings under credit agreement                                        33,641                41,488
       Repayment of borrowings under credit agreement                                         (5,200)                    -
       Deferred financing costs                                                                 (343)               (1,075)
       Redemption of common stock                                                                  -               (10,746)
       Proceeds from issuance of common and preferred stock                                        -                30,543
       Purchases of treasury stock                                                            (1,563)                    -
                                                                                         -------------          ------------

  Net cash provided by financing activities                                                   25,738                51,992
                                                                                         -------------          ------------
  Net increase in cash and cash equivalents                                                   21,695                41,334

  Cash and cash equivalents beginning of period                                               30,317                 7,074
                                                                                         -------------          ------------

    Cash and cash equivalents end of period                                                 $ 52,012             $  48,408
                                                                                         =============          ============

Supplemental disclosures of cash flow information:

        Cash paid for:
        Interest                                                                           $     280                     -
        Income taxes                                                                       $     170                   306

Supplemental disclosures of non cash investing and financing activities:

Issuance of promissory note in connection with the redemption of common stock              $       -                 4,000
Class A Convertible Preferred stock dividend                                               $       -                25,762
Dividend accretion on Class A Convertible Preferred stock                                  $       -                 1,823

See notes to condensed consolidated financial statements.

                           GLOBAL VACATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

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

     Headquartered in Washington D.C., the Company markets its products under the brand names Classic Custom Vacations, Globetrotters, and Allied Tours. Classic Custom Vacations creates customized vacation packages for U.S. travelers seeking an individualized vacation. The Globetrotters brand is targeted to the popular priced vacation buyer. The Allied Tours brand creates packages for international travelers visiting the U.S.

     In March 1998, the Company was recapitalized and between March 1998 and June 1999 acquired the stock or assets of seven other vacation providers and one information system provider. Through these acquisitions, GVG acquired the outstanding capital stock of Haddon Holidays, Inc. ("Haddon"), Classic Custom Vacations, ("Classic"), Globetrotters Inc. ("Globetrotters"), Friendly Holidays, Inc. ("Friendly"), Island Resort Tours, Inc. ("Island"), International Travel & Resorts, Inc. ("ITR"), substantially all the assets of MTI Vacations, Inc. ("MTI"), and Trase Miller Solutions Inc., ("Trase Miller") (collectively, the "Acquisitions" or the "Acquired Businesses").

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

     The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failures, which could affect the Company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

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

     The quarterly condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC and include, in the opinion of the Company, all adjustments, consisting of normal and recurring adjustments, necessary for fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Form 10-K. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

     There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 to the Consolidated Financial Statements and related Notes thereto included in the Company's 1998 Form 10-K.

Net Revenues

     Net revenues include commissions and markups on travel products and services, volume bonuses received from travel suppliers, and cancellation and other fees such as travel waiver fees. The Company generally recognizes net revenue when earned on the date of travel net of all cancellations and changes to reservations booked. For the six months ended June 30, 1999 and 1998, net revenues are derived from sale of travel products and services with a value of $246.1 million, and $122.7 million, respectively, net of $188.9 million, and $100.7 million, respectively, in direct costs to suppliers.

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

Net Income (Loss) Per Share

     Basic income or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The treasury stock effect of options to purchase 1,528,774 and 84,716 shares of common stock outstanding at June 30, 1999 and 1998, respectively has not been included in the computation of diluted loss per share for the six months ended June 30, 1999 and for the three months and six months ended June 30, 1998 as such effect would be anti-dilutive. The treasury stock effect of options outstanding at June 30, 1999 has been included in the computation of diluted income per share for the three months ended June 30, 1999. The effect of preferred convertible stock into common stock outstanding at June 30, 1998, has not been included in the computation of diluted loss per share for the three and six months ended June 30, 1998 as such effect would be anti-dilutive.

     The pro forma basic and diluted loss per share for the three and six months ended June 30, 1999 gives effect to the conversion of the outstanding convertible preferred stock into common stock and assumes that the Company was a C Corporation for the entire period presented.

New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Management has not yet determined the impact of adopting this statement, but believes it will not have a material impact upon the Company's results of operations or financial position.

     In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1"). SOP 98-1 requires the Company to capitalize internal computer software costs once the capitalization criteria are met. SOP 98-1 was effective January 1, 1999, and is applied to all projects in progress upon initial application. Based on the adoption of SOP 98-1, the Company capitalized approximately $400,000 related to the Company's internal systems during the three months ended June 30, 1999.

3. Acquisitions

     On March 17, 1999, the Company acquired all the outstanding stock of Friendly, a wholesale package tour operator that principally serves travelers to Mexico, Central America and Caribbean destinations. The terms of the purchase include cash consideration of $10.2 million and additional payments of up to $2.8 million contingent on future operating results. The Company incurred direct acquisition costs of $225,000. The acquisition was accounted for as a purchase for financial reporting purposes. The purchase price has been allocated on a preliminary basis as follows (in thousands):

Cash and investments........  $ 8,105
A/R and prepaid assets......    2,119
Fixed assets and other assets   3,025
Goodwill....................   10,404
Liabilities assumed and
direct acquisition costs....  (13,251)
                              --------
          Total.............  $10,402
                              ========

     On April 1, 1999, the Company acquired all the outstanding stock of ITR, a hotel representative company, and Island, a wholesale package tour operator that principally sells popular-priced vacation packages to Caribbean destinations. The terms of the purchase include cash consideration of $5.0 million and additional payments of up to $1.25 million contingent on future operating results. The Company incurred direct acquisition costs of $374,000. The acquisition was accounted for as a purchase for financial reporting purposes. The purchase price has been allocated on a preliminary basis as follows (in thousands):

Cash and investments........   $  444
Accounts receivable.........      391
Fixed assets and other assets     135
Goodwill....................    6,242
Liabilities assumed and
direct acquisition costs....   (1,838)
                               -------
          Total.............   $5,374
                               =======

     On June 1, 1999, the Company acquired substantially all of the assets of Trase Miller, the designer and maintenance provider for certain of Global Vacation Group's information systems including reservation systems for cash consideration of $30.1 million. The purchase price included $6.8 million previously paid to acquire an option to purchase Trase Miller, $2.3 million paid to extend the purchase option, and an additional $21.0 million. The Company also incurred direct acquisition costs of $312,000. The acquisition was accounted for as a purchase for financial reporting purposes. The purchase price has been allocated on a preliminary basis as follows (in thousands):

Accounts receivable.........  $    187
Fixed and other assets......     1,912
Covenant not-to-compete.....       100
Technology platform.........    12,380
Goodwill....................    17,700
Liabilities assumed and
direct acquisition costs....    (1,877)
                                -------
          Total.............  $ 30,402
                                =======

Goodwill, for each acquisition, is amortized over a period of 35 years. The Trase Miller covenant not-to-compete is amortized over a period of 3.5 years. The Trase Miller technology platform is depreciated over a period of 25 years.

     The pro forma information presented below (in thousands) reflects the Acquisitions as if they had occurred on January 1, 1998. These results are not necessarily indicative of future operating results or what would have occurred had the Acquisitions been consummated at that date.

                                Six Months Ended
                                    June 30,
                              ----------------------
                                1999         1998
                               ------       ------
Net revenues................  $ 56,373    $ 57,977
Net loss....................    (5,077)        333
Basic and diluted loss per
share ......................  $  (0.35)   $   0.02

     In connection with the 1998 acquisitions, the Company recognized approximately $2.0 million in liabilities as the cost of closing redundant facilities and terminating certain employees. As of December 31, 1998, approximately $1.1 million of the accrual remained. During the six months ended June 30, 1999, the Company charged approximately $688,000 against the accrual for amounts paid during this period. In connection with the Friendly, Island, ITR, and Trase Miller acquisitions, the Company recognized approximately $3.7 million in liabilities related to the cost of the Company's consolidation plans. This accrual included costs for severance, facility leases and other contractual commitments.

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

5. Senior Management Loans

     In April 1999, the Company extended loans totaling approximately $1.5 million to two members of senior management. These loans bear interest at 6% per year and must be repaid upon the earlier of March 16, 2003 or termination of employment. The Company has agreed, however, to waive approximately 42% of the principal of each loan over time if the executives remain employed through March 2003 and the Company meets certain performance criteria.

6. Stock Repurchase Plan

     On June 23, 1999 the Company's Board of Directors authorized an increase in the Company's Stock Repurchase Plan from 250,000 shares to 500,000. During the six months ended June 30, 1999, the Company repurchased 230,537 shares of its common stock for an aggregate purchase price of $1.6 million.

7. Amended Credit Facility

     During the six months ended June 30, 1999, the Company recognized an extraordinary charge of $257,000, net of income tax effect of $144,000, related to the restructuring of the Company's credit facility.

     On February 19, 1999, the Company amended and restated its credit agreement (the "Amended Agreement"). The Amended Agreement was entered into with three participating banks and provides a $45 million revolving credit facility with a five-year maturity. The Amended Agreement consists of a $10 million working capital revolving credit facility ("Working Capital Facility") with a maximum of $6 million available for issuing standby letters of credit and a $35 million revolving credit facility for use in financing acquisitions ("Acquisition Facility"). The Acquisition Facility has a commitment reduction of $5 million per year for four years commencing December 31, 1999 with the final $15 million reduction at maturity. Under the Amended Agreement, the Company will continue to select interest at ABR Advance or Eurodollar Advance rates plus an applicable margin. An annual commitment fee is due on the unused portion of the aggregate facility. The commitment fee is based on the leverage ratio of the Company and will be between .375 percent and .500 percent.

     All borrowings under the Amended Agreement are collateralized by all of the stock, tangible and intangible assets of subsidiaries or businesses of the Company with borrowings under the Amended Agreement. The Amended Agreement also requires the Company to meet certain financial ratios and covenants, including minimum net worth, fixed charge coverage, interest coverage, leverage ratios and limitations on capital expenditures.

     As of June 30, 1999, the Company has utilized the $35 million Acquisition Facility and has issued $5 million in standby letters of credit with $5 million available in its Working Capital Facility.

     Subsequent to the effective date of the Amended Agreement, the Company made certain other amendments to its credit facility. On July 21, 1999, the Company amended the terms of the Working Capital Facility to allow a maximum of $6 million available for standby letters of credit. On August 13, 1999 the Company further amended its credit agreement with its lenders to revise certain financial covenants, subject to certain limitations, for the period April 1, 1999 to September 29, 1999, in exchange for a waiver fee and an increase of 0.25% in the applicable margin of the Amended Agreement.

ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FORWARD-LOOKING INFORMATION

     The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. A number of important factors, including those identified under the caption "Risk Factors" in the Company's 1998 Form 10-K which hereby are incorporated by reference, as well as factors discussed elsewhere in this Form 10-Q, could cause the Company's actual results to differ materially from those forward-looking statements. Actual results may differ from forward-looking statements for a number of reasons, including the following: (i) changes in general economic conditions and other factors that affect demand for travel products or services; (ii) changes in the vacation travel industry; (iii) changes in the Company's relationships with travel suppliers; (iv) competitive factors (including changes in travel distribution methods); and (v) the success of the Company's operating and growth strategies (including the ability to integrate acquisitions into Company operations, the ability of acquired companies to achieve satisfactory operating results and the ability of the Company to manage the transition to an integrated information platform). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Overview

     Global Vacation Group, Inc. ("GVG" or the "Company") assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers through retail travel distributors, such as travel agents, and other distribution channels including the Internet and affinity groups. In March 1998, the Company was recapitalized and between March 1998 and June 1999 acquired the stock or assets of seven other vacation providers and one information system provider. Through these acquisitions, GVG acquired the outstanding capital stock of Haddon Holidays Inc., ("Haddon"), Classic Custom Vacations, ("Classic"), Globetrotters Inc. ("Globetrotters"), Friendly
Holidays, Inc. ("Friendly"), Island Resort Tours, Inc. ("Island"), International Travel & Resorts, Inc. ("ITR"), substantially all the assets of MTI Vacations, Inc. ("MTI"), and Trase Miller Solutions, Inc. ("Trase Miller") (collectively, the "Acquisitions" or the "Acquired Businesses"). The consideration for the Acquisitions consisted of primarily cash. Each acquisition has been accounted for under the purchase method of accounting. The accompanying financial statements for the six-month period ending June 30, 1999 include the results of operations for each of the Acquisitions from their respective acquisition dates.

     Net revenues include commissions and markups on travel products and services, volume bonuses received from travel suppliers, cancellation fees and other ancillary fees such as travel waiver fees and are generally recognized upon the commencement of travel. For the six months ended June 30, 1999 and 1998, the Company had net revenues of $57.2 million and $22.0 million, respectively, and net loss (before extraordinary charge), of $1.3 million and $684,000, respectively, derived from a total dollar value of travel products and services of $246.1 million and $122.7 million, respectively.

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

     The Company derives a significant portion of its pre-tax income from interest earned on funds related to customer deposits and prepayments for vacation products. Generally, the Company requires a deposit within one week of making a travel reservation. Reservations are typically made two to three months prior to departure. Additionally, for packaged tours, the Company generally requires that the entire cost of the vacation be paid in full 45 to 60 days before departure, unless reservations are made closer to departure. While terms vary, the Company generally pays for the vacation components after the customer's departure. In the period between receipt of a deposit or prepayment and the payment of related expenses, these funds are invested in cash and investment-grade securities. This cycle is typical in the packaged tour industry, and earnings generated on deposits and prepayments are integral to the Company's operating model and pricing strategies. For the six-month periods ending June 30, 1999 and 1998, the Company had interest income of $1.1 million and $871,000, respectively.

RESULTS OF OPERATIONS

     The following table summarizes the Company's historical results of operations as a percentage of net revenues for the six months ended each of June 30, 1999 and 1998.

                                                   SIX MONTHS ENDED JUNE 30,
                                                  1999                   1998
                                                  ----                   ----
                                          Amount         %        Amount         %
                                        ----------------------------------------------
Net revenues...............              $57,170       100.0%     $21,986      100.0%
Operating expenses.........               50,750        88.8       17,996       81.9
                                        ----------------------------------------------
     Gross profit .........                6,420        11.2        3,990       18.1

General and administrative expenses        6,586        11.5        3,753       17.1
Depreciation and amortization              2,424         4.2          741        3.4
                                        ----------------------------------------------
     Loss from operations..               (2,590)       (4.5)        (504)      (2.4)
                                        ----------------------------------------------
Interest income............                1,056         1.8          871        4.0
Interest expense...........                 (574)       (1.0)        (914)      (4.2)
Other, net.................                   57         0.1           22        0.1
                                        ----------------------------------------------
Loss before income taxes and
   extraordinary item......               (2,051)       (3.6)        (525)      (2.5)
Income tax benefit (provision)               782         1.4         (159)      (0.7)
                                        ----------------------------------------------
Loss before extraordinary item            (1,269)       (2.2)        (684)      (3.2)
Extraordinary item, net of
   income tax benefit of $144               (257)       (0.4)          --         --
                                        ----------------------------------------------
Net loss...................               (1,526)       (2.6)        (684)      (3.2)
Dividends on Class A Convertible
   Preferred Stock.........                   --          --       (1,823)      (8.3)
                                        ----------------------------------------------
  Net loss available to common
   shareholders............              $(1,526)       (2.6)%    $(2,507)     (11.5)%
                                        ==============================================

     Net revenues for the six months ended June 30, 1999 and 1998, were $57.2 million and $22.0 million, respectively, which reflects the combined net revenues of the Company and the Acquired Businesses for such periods. The increase in net revenues of 160% for the six months ended June 30, 1999 was primarily due to the effect of the Acquired Businesses.

     Operating expenses for the six months ended June 30, 1999 and 1998, were $50.8 million and $18.0 million, respectively, or 88.8% and 81.9%, respectively, of net revenues. The increase in operating expense as a percentage of net revenues is mainly due to higher operating expense ratios of the Acquired Businesses.

     General and administrative expenses for the six months ended June 30, 1999 and 1998 were $6.6 million and $3.8 million, respectively, or 11.5% and 17.1%, respectively, of net revenues. As a percentage of net revenues, general and administrative expenses for the six months ended June 30, 1999 were lower than the general and administrative expenses for the six month period ended June 30, 1998 due, in part, to reductions in compensation to previous owners and management as well as the consolidation of certain general and administrative functions.

     Depreciation and amortization for the six months ended June 30, 1999 and 1998 was $2.4 million and $741,000 or 4.2% and 3.4%, respectively, of net revenues. The increase is primarily due to the amortization of intangible assets resulting from the Acquisitions.

     Interest income for the six months ended June 30, 1999 and 1998 was $1.1 million and $871,000, respectively, or 1.8% and 4.0%, respectively, of net revenues. The increase in interest income is due to an increase in invested cash resulting from the Acquisitions.

     Interest expense for the six months ended June 30, 1999 and 1998 was $574,000 and $914,000, respectively. The decrease is primarily due to the use of IPO proceeds to pay down debt.

     The benefit for income taxes for the six months ended June 30, 1999 was $782,000 at a tax rate of 38.1%. The provision for income taxes for the six months ended June 30, 1998 was $159,000.

     Net loss for the six months ended June 30, 1999 includes an extraordinary charge of $257,000, net of tax benefit of $144,000, related to the write-off of deferred financing costs associated with the restructuring of the Company's credit facility.

     Net loss available to common shareholders for the six months ended June 30, 1999 and 1998 was $1.5 million and $2.5 million, respectively, or 2.6%, and 11.5%, respectively, of net revenues.

     The following table summarizes the Company's historical results of operations as a percentage of net revenues for the three months ended each of June 30, 1999 and 1998.


                                              THREE MONTHS ENDED JUNE 30,
                                               1999                  1998
                                              ------                 -----
                                       Amount        %        Amount         %
                                      ------------------------------------------------
Net revenues...............           $34,411      100.0%    $19,509       100.0%
Operating expenses.........            29,329       85.2      14,964        76.7
                                      ------------------------------------------------
     Gross profit .........             5,082       14.8       4,545        23.3

General and administrative expenses     3,519       10.2       2,182        11.2
Depreciation and amortization           1,378        4.0         707         3.6
                                      ------------------------------------------------
     Income from operations               185        0.6       1,656         8.5
                                      ------------------------------------------------
Interest income............               601        1.7         797         4.1
Interest expense...........             (430)       (1.2)      (900)        (4.6)
Other, net.................                48        0.1          22         0.1
                                      ------------------------------------------------
Income before income taxes                404        1.2       1,575         8.1
Income tax provision.......             (135)       (0.4)      (220)        (1.1)
                                      ------------------------------------------------
Net Income.................               269        0.8      1,355          7.0
Dividends on Class A Convertible
   Preferred Stock.........                --         --     (1,673)        (8.6)
                                      ------------------------------------------------
  Net income (loss) available to
   common shareholders.....              $269        0.8%     $(318)        (1.6)%
                                      ================================================

     Net revenues for the three months ended June 30, 1999 and 1998, were $34.4 million and $19.5 million, respectively, which reflects the combined net revenues of the Company and the Acquired Businesses for such periods. The increase in net revenues of 76.4% for the three months ended June 30, 1999 was primarily due to the effect of revenues from the Acquired Businesses.

     Operating expenses for the three months ended June 30, 1999 and 1998, were $29.3 million and $15.0 million, respectively, or 85.2% and 76.7%, respectively, of net revenues. The increase in operating expense as a percentage of net revenues is mainly due to higher operating expense ratios of the Acquired Businesses. This expense increase combined with revenue shortfalls, from delays in integration timing of certain marketing programs at one of the Company's Acquired Businesses, resulted in a decrease in gross profit percentage of 8.5% for the three months ended June 30, 1999 from the three months ended June 30, 1998.

     General and administrative expenses for the three months ended June 30, 1999 and 1998 were $3.5 million and $2.2 million, respectively, or 10.2% and 11.2%, respectively, of net revenues. As a percentage of net revenues, general and administrative expenses for the three months ended June 30, 1999 were lower than the general and administrative expenses for the three month period ended June 30, 1998 due to the consolidation of certain general and administrative functions.

     Depreciation and amortization for the three months ended June 30, 1999 and 1998 was $1.4 million and $707,000 or 4.0% and 3.6%, respectively, of net revenues. The increase is primarily due to the amortization of certain intangible assets resulting from the Acquisitions. Amortization expense is expected to increase in future periods as the full effect of recent acquisitions will be experienced in future periods.

     Interest income for the three months ended June 30, 1999 and 1998 was $601,000 and $797,000, respectively, or 1.7% and 4.1%, respectively, of net revenues. The decrease is primarily due to lower historical interest rates for the three months ended June 30, 1999 than the three months ended June 30, 1998.

     Interest expense for the three months ended June 30, 1999 and 1998 was $430,000 and $900,000, respectively. The decrease is primarily due to the pay down of debt using proceeds from the IPO. Interest expense is expected to increase in future periods as the full effect of borrowings for recent acquisitions will be experienced.

     The provision for income taxes for the three months ended June 30, 1999 was $135,000 at an effective tax rate of 33.4%. The provision for income taxes for the three months ended June 30, 1998 was $220,000.

     Net income (loss) available to common shareholders for the three months ended June 30, 1999 and 1998 was $269,000 and ($318,000), respectively, or 0.8%, and (1.6%), respectively, of net revenues. Net loss available to common shareholders for the three months ended June 30, 1998 includes $1.7 million of dividends on Class A Convertible Preferred Stock.

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

     On February 19, 1999, the Company amended and restated its credit agreement (the "Amended Agreement"). The Amended Agreement was entered into with three participating banks and provides a $45 million revolving credit facility with a five-year maturity. The Amended Agreement consists of a $10 million working capital revolving credit facility ("Working Capital Facility") with a maximum of $6 million available for issuing standby letters of credit and a $35 million revolving credit facility for use in financing acquisitions ("Acquisition Facility"). The Acquisition Facility has a commitment reduction of $5 million per year for four years commencing December 31, 1999 with the final $15 million reduction at maturity. Under the Amended Agreement, the Company will continue to select interest at ABR Advance or Eurodollar Advance rates plus an applicable margin. An annual commitment fee is due on the unused portion of the aggregate facility. The commitment fee is based on the leverage ratio of the Company and will be between .375 percent and .500 percent. As of June 30, 1999, the Company had outstanding term loans of $35.0 million under its Acquisition Facility and $5.0 million in letters of credit outstanding under its Working Capital Facility. The Company currently has utilized its Acquisition Facility and has $5.0 million available under its Working Capital Facility.

          Subsequent to the effective date of the Amended Agreement, the Company made certain other amendments to its credit facility. On July 21, 1999, the Company amended the terms of the Working Capital Facility to allow a maximum of $6 million available for standby letters of credit. On August 13, 1999 the Company amended its credit agreement with its lenders to revise certain financial covenants, subject to certain limitations, for the period April 1, 1999 to September 29, 1999, in exchange for a waiver fee and an increase of 0.25% in the applicable margin of the Amended Agreement.

     Net cash provided by operating activities for the six months ended June 30, 1999 was $30.0 million as compared to $19.8 million in net cash provided by operating activities in the first six months of 1998. The increase of approximately $10.2 million in operating cash flows relates primarily to the increase in customer deposits in the first six months of 1999 in relation to the same time period in 1998.

     The Company made capital expenditures of $2.7 million in the first six months of 1999 and $656,000 in the six months ended June 30, 1998. The Company used $31.2 million of cash, net of cash acquired, for acquisitions in the six months ended June 30, 1999. The Company borrowed approximately $33.6 million from its credit facility to finance the acquisitions of Friendly, Trase Miller, ITR, and Island for the six months ended June 30, 1999.

     The Company intends to continue to pursue attractive acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily through a combination of issuance of equity or debt, cash flow from operations and borrowings from credit facilities.

     The Company anticipates its cash flows from operations combined with available borrowings under the credit facility are adequate to meet the Company's capital needs for at least the next 12 months.

YEAR 2000

     The Company's business is dependent upon a number of different information and telecommunications systems to access information, manage reservation data, and process a high volume of telephone calls on a daily basis. In addressing the Year 2000 ("Y2K") issues relating to the systems that support these processes, senior management initiated a due diligence review of all internal and external systems and vendors to ascertain their Y2K compliance readiness. As part of this process, certain third party vendors on which the Company is heavily dependent for access to certain reservation information and for the electronic distribution of vacation products to travel agents and other intermediaries, including Sabre Group Holdings, Inc. ("SABRE"), Galileo International Inc. ("Galileo"), and WORLDSPAN, L.P. ("WORLDSPAN") have advised the Company that their Y2K compliance testing is substantially complete and that as of the first quarter of 1999 were successfully processing reservation bookings for travel that will occur in the year 2000. However, the Company does not control these vendors, and no assurance can be given that all of the Company's significant vendors will be Y2K compliant. In addition, there are very few comparable vendors available who could provide similar services to the Company on a contingency basis in the event of a failure by these vendors to achieve Y2K compliance. As a result, any failure on the part of these significant vendors to be Y2K compliant may have a material adverse effect on the business, financial condition, and results of operations for the Company.

     In December 1998, the Company initiated a coordinated Company-wide review of each business unit to identify dependent systems and to evaluate the potential exposure to the Y2K issue. To assist senior management in its review, an outside systems consultant was retained to provide the Company with an independent analysis. This analysis has been completed. Management is currently certifying that these systems are Y2K compliant and, if it is determined that there is a risk for any system, contingency plans will be developed.

     As planned, in June 1999, the Company successfully upgraded one of its subsidiary companies to a Y2K compliant version of the "TripsPro" reservation system. The TripsPro system was obtained by the Company through the acquisition of Trase Miller Solutions, Inc. in June 1999. Another subsidiary is continuing efforts, which began in 1998, to ensure that its internally developed reservation system, "PCRes", is Y2K compliant. These efforts are expected to be fully completed and operational by October 1999. The Company is also engaged in an effort to replace the reservations system used by its in-bound business with a Y2K compliant system. The new system, "TIMES2," is being custom developed for the Company by B. Rekencentra, a third party vendor. The development effort is in its final stages, with a phased implementation planned for completion by October 1999. The Company does not anticipate material Y2K problems arising for any of its subsidiaries as a result of the plans to upgrade and replace its reservation systems.

     As part of its review, the Company ascertained that one of its accounting systems is not Y2K compliant. The Company is taking steps to convert the non-compliant system used by one of its operating units to "FLEXI," a vendor software package system used by one of the other operating companies. The Company has completed its testing of FLEXI and ascertained that it is Y2K compliant. The conversion is planned to be completed by October 1999. Another operating unit is continuing efforts, begun in 1998, to convert to the "CODA" accounting system, a vendor software package that is Y2K compliant. The Company expects this conversion to be completed by October 1999.

     During March and April 1999, the Company acquired three additional subsidiaries: Friendly, Island, and ITR. Two of these subsidiaries, Friendly and Island, are in the process of being migrated to the Y2K compliant "TripsPro" system for reservations bookings. The migrations are planned to be completed by October 1999. Enhancements to achieve Y2K compliance for ITR's reservation system are underway and are scheduled to be completed by September 1999.

     While the Company's due diligence has helped to identify and correct many potential Y2K problems, the review is not complete, and additional steps must be taken on an accelerated basis to resolve all the issues given the Company's dependence upon information and telecommunications technology. The Company believes it will be able to determine whether all of its own systems, including "imbedded technology" within individual systems and components, are Y2K compliant and to correct any Y2K problems that exist prior to any material difficulties arising within these systems. However, no assurance can be given that the Company will be successful in this regard, and unforeseen difficulties or delays in implementing solutions may have a material adverse effect on the business, financial condition, and results of operations of the Company.

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

     The Company estimates that the total cost of its Y2K program, including auditing and monitoring its vendors, inspecting its own systems and, where necessary, migrating or converting its existing systems to new systems, will be approximately $2.8 million. Of this amount, approximately $1.0 million has been incurred as of August 5, 1999.

New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Management has not yet determined the impact of adopting this statement, but believes it will not have a material impact upon the Company's results of operations or financial position.

     In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1"). SOP 98-1 requires the Company to capitalize internal computer software costs once the capitalization criteria are met. SOP 98-1 was effective January 1, 1999, and is applied to all projects in progress upon initial application. Based on the adoption of SOP 98-1, the Company capitalized approximately $400,000 related to the Company's internal systems during the three months ended June 30, 1999.

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

     Borrowings under the Company's credit facility are also sensitive to changes in interest rates. The fair value of any fixed rate debt is subject to change as a result of movements in interest rates. Such changes could have material adverse effect on the Company's financial position and results of operations and could also impact the Company's ability to successfully complete acquisitions.

PART II. OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders of Global Vacation Group Incorporated was held on May 12, 1999 at the Willard Inter-Continental Hotel, 1401 Pennsylvania Avenue, N.W., Washington D.C. 20004.

        Out of 14,747,576 shares of Common Stock entitled to vote at the meeting, 12,193,888 shares were present in person or by proxy.

     (a) The vote for the nominated director, to serve for the ensuing three years, and until his successor is elected, was as follows:

          NOMINEE                   IN FAVOR        WITHHELD
          -------                   --------        --------

          Kenneth M. Duberstein     12,191,728        2,160


        The results of voting on the following items were as set forth below:

     (b) Ratification of appointment of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ending December 31, 1999:

          IN FAVOR         OPPOSED           ABSTAIN
          --------         -------           -------
          12,192,788        1,010               90

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
      27.1  Financial Data Schedule

(b) The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Date: August 13, 1999

                                    GLOBAL VACATION GROUP, INC.

                                    By:  /s/ Jay G. Stuart
                                       -----------------------
                                         Jay G. Stuart
                                         Executive Vice President,
                                         & Chief Financial Officer

                                  Exhibit Index

     Exhibits:

     1)   27.1  Financial Data Schedule