Form 10-Q
period 1999-09-30
GLOBAL VACATION GROUP INC
filed 1999-11-15
CIK 1061202

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1999

Commission File No.  333-52673

                           GLOBAL VACATION GROUP, INC.
             (Exact name of Registrant as specified in its charter)

          NEW YORK                                          13-1894567
-----------------------------------                  -----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

1420 NEW YORK AVENUE, N.W., SUITE 550 WASHINGTON D.C.  20005
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

As of November 12, 1999 there were 14,775,816 shares of Registrant's Common Stock issued.

                                      INDEX

   Page

                                                                             No.
                                                                             ---
PART I.  FINANCIAL INFORMATION................................................3

   Item 1.  Financial Statements (unaudited)..................................3

             Condensed Consolidated Balance Sheets as of
             September 30, 1999, and December 31, 1998........................4

             Condensed Consolidated Statements of Operations
             For the Three and Nine Months Ended September 30, 1999 and 1998..5

             Condensed Consolidated Statements of Cash
             Flows for the Nine Months Ended September 30, 1999 and 1998......6

             Notes to Condensed Consolidated Financial Statements.............7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................13

                  Results of Operations.......................................15
                  Liquidity and Capital Resources.............................18

PART II. OTHER INFORMATION....................................................22

   Item 6.  Exhibits and Reports on Form 8-K..................................22

ITEM 1. FINANCIAL STATEMENTS

                           GLOBAL VACATION GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                 September 30,      December 31,
                                                                                                     1999               1998
                                                                                               ---------------   ----------------
                                   ASSETS
Current assets:

Cash and cash equivalents (includes $3,123 and $3,248
  of restricted cash, respectively)                                                              $   51,474       $   30,317
Short-term investments                                                                                  477            2,346
Accounts receivable, net of allowance of $1,016 and $982, respectively                               29,811           14,884
Loans receivable from shareholders                                                                      130              151
Other current assets                                                                                  5,766            6,547
                                                                                                 -----------      -----------
          Total current assets                                                                       87,658       $   54,245
                                                                                                 -----------      -----------

Property and equipment, net                                                                          22,219            5,158
Related party and other long-term receivables                                                         1,265            2,490
Intangible assets, net                                                                               97,600           65,131
Other assets                                                                                          3,455            7,036
                                                                                                 -----------      -----------
          Total assets                                                                           $  212,197       $  134,060
                                                                                                 ===========      ===========

                     LIABILITIES AND SHAREHOLDERS'  EQUITY

Current liabilities:

Accounts payable and accrued expenses                                                            $   75,509       $   39,869
Customer deposits                                                                                    50,278           33,943
Current portion of long-term debt                                                                     4,919            5,300
                                                                                                 -----------      -----------
          Total current liabilities                                                                 130,706           79,112

Long-term debt, net of current portion                                                               30,000            1,363
Other long-term liabilities                                                                             935                -
                                                                                                 -----------      -----------
          Total liabilities                                                                         161,641           80,475

Commitments and contingencies

Shareholders' equity
   Preferred Stock, $.01 par value, 6,000,000 shares authorized,
    no shares issued and outstanding.                                                                     -                -
   Common Stock, $.01 par value, 60,000,000 shares authorized, 14,775,816 and 14,747,576
     shares issued, respectively.                                                                       148              147
  Deferred compensation                                                                                 (31)            (430)
  Additional paid-in capital                                                                         94,796           95,122
  Retained earnings (deficit)                                                                       (42,285)         (41,129)
  Treasury stock, 308,437 and 12,000 shares at cost, respectively                                    (2,072)            (125)
                                                                                                 -----------      -----------
          Total shareholders' equity                                                                 50,556           53,585
                                                                                                 -----------      -----------
Total liabilities and shareholders' equity                                                       $  212,197       $  134,060
                                                                                                 ===========      ===========

See Notes to condensed consolidated financial statements.

                           GLOBAL VACATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                     Three Months Ended           Nine Months Ended
                                                               ---------------------------   ---------------------------
                                                                       September 30,                September 30,
                                                                       ------------                 -------------
                                                                    1999         1998            1999           1998
                                                               -----------   ------------   -------------  -------------
Net revenues                                                    $  41,557    $   40,803      $   98,727     $   62,789
Operating expenses                                                 35,375        29,656          86,125         47,652
                                                               -----------   ------------   -------------  -------------

          Gross profit                                              6,182        11,147          12,602         15,137

General and administrative expenses                                 3,610         3,224          10,196          6,977
Depreciation and amortization                                       1,799           992           4,223          1,733
                                                               -----------   ------------   -------------  -------------
  Income (loss) from operations                                       773         6,931          (1,817)         6,427
                                                               -----------   ------------   -------------  -------------
Other income (expense)
         Interest income                                              668           922           1,724          1,793
         Interest expense                                            (668)         (512)         (1,242)        (1,426)
         Other                                                         (7)           (2)             50             20
                                                               -----------   ------------   -------------  -------------
     Total                                                             (7)          408             532            387
                                                               -----------   ------------   -------------  -------------
Income (loss) before income taxes  and extraordinary item             766         7,339          (1,285)         6,814
Income tax benefit (expense)                                         (396)       (2,916)            386         (3,075)
                                                               -----------   ------------   -------------  -------------
Income (loss) before extraordinary item                               370         4,423            (899)         3,739
Extraordinary item, net of income tax benefit
   of $144 for 1999 and $244 for 1998                                   -          (379)           (257)          (379)
                                                               -----------   ------------   -------------  -------------
          Net income (loss)                                     $     370     $   4,044      $   (1,156)     $   3,360
                                                               ===========   ============   =============  =============
Dividends on Class A Convertible Preferred Stock                        -          (696)              -         (2,519)
                                                               -----------   ------------   -------------  -------------
 Net income (loss) available to common shareholders             $     370     $   3,348      $   (1,156)     $     841
                                                               ===========   ============   =============  =============
Basic and diluted net income (loss) per share:

 Income (loss) per share available to common
   shareholders before extraordinary item                       $    0.03     $    0.31      $    (0.06)     $    0.15
 Extraordinary item per share                                           -         (0.03)          (0.02)         (0.05)
                                                               -----------   ------------   -------------  -------------
 Basic income (loss) per share
   available to common shareholders                             $    0.03     $    0.28      $    (0.08)     $    0.10
                                                               ===========   ============   =============  =============
Diluted income (loss) per share
   available to common shareholders                             $    0.03     $    0.28      $    (0.08)     $    0.10
                                                               ===========   ============   =============  =============
Weighted Average Shares Outstanding:
 Basic                                                             14,473        12,075          14,550          8,304
                                                               ===========   ============   =============  =============
 Diluted                                                           14,473        12,154          14,550          8,383
                                                               ===========   ============   =============  =============
Pro forma income (loss) data:
  Historical income before income tax as reported                                                            $   6,814
  Pro forma provision for income taxes                                                                          (3,075)
  Extraordinary item, net of income tax benefit                                                                   (379)
  Dividends on Class A Convertible Preferred Stock                                                              (2,519)
                                                                                                           -------------
  Pro forma net income                                                                                             841
                                                                                                           =============
  Pro forma basic and diluted income per share                                                               $    0.10
                                                                                                           =============
  Pro Forma weigthed average shares outstanding:

                             Basic                                                                               8,304
                                                                                                           =============
                             Diluted                                                                             8,383
                                                                                                           =============

See notes to condensed consolidated financial statements

                           GLOBAL VACATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                       Nine Months Ended
                                                                                            ---------------------------------------
                                                                                            September 30, 1999  September 30, 1998
                                                                                            ---------------------------------------
Cash flows from operating activities:

  Net (loss) income                                                                              $  (1,156)          $    3,360
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization                                                                   4,223                1,733
     Write-off of deferred financing costs                                                             401                  623
     Amortization of deferred financing costs                                                           51                   74
     Amortization of deferred compensation                                                              50                   17
     Changes in assets and liabilities, excluding effect of acquisitions
                               Accounts receivable                                                 (13,697)                (478)
                               Other assets                                                          3,016               (6,712)
                               Accounts payable and accrued expenses                                26,537               19,193
                               Customer deposits                                                    10,326              (10,321)
                               Other liabilities                                                      (843)               2,567
                                                                                                 ----------          -----------
  Net cash provided by operating activities                                                         28,908               10,056
                                                                                                 ----------          -----------

  Cash flows from investing activities:

     Purchases of property and equipment                                                            (4,624)                (883)
     Net proceeds from short-term investments                                                        1,869                5,759
     Acquisitions, net of cash acquired                                                            (30,974)             (29,629)
                                                                                                 ----------          -----------
  Net cash used in investing activities                                                            (33,729)             (24,753)
                                                                                                 ----------          -----------

  Cash flows from financing activities:
     Net repayments on loans to/from related parties                                                     -               (3,595)
     Distributions to shareholders                                                                       -               (4,995)
     Proceeds from borrowings under credit agreement                                                33,625               41,488
     Repayment of borrowings under credit agreement                                                 (5,370)             (40,007)
     Repayment of promissory note                                                                        -               (4,000)
     Deferred financing costs                                                                         (353)              (1,075)
     Redemption of common stock                                                                          -              (10,746)
     Net proceeds from Initial Public Offering                                                           -               35,985
     Net proceeds from issuance of common and preferred stock                                           23               30,543
     Purchases of treasury stock                                                                    (1,947)                   -
                                                                                                 ----------          -----------
  Net cash provided by financing activities                                                         25,978               43,598
                                                                                                 ----------          -----------
  Net increase in cash and cash equivalents                                                         21,157               28,901
  Cash and cash equivalents beginning of period                                                     30,317                7,074
                                                                                                 ----------          -----------
  Cash and cash equivalents end of period                                                        $  51,474           $   35,975
                                                                                                 ==========          ===========

Supplemental disclosures of cash flow information:
                               Cash paid for:
                               Interest                                                          $   1,041                  472
                               Income taxes                                                      $     177                  360
Supplemental disclosures of non cash investing and financing activities:
Issuance of promissory note in connection with the redemption of common stock                    $       -                4,000
Class A Convertible Preferred stock dividend                                                     $       -               25,762
Dividend accretion on Class A Convertible Preferred stock                                        $       -                2,519


 See notes to condensed consolidated financial statements.

                           GLOBAL VACATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

In March 1998, the Company was recapitalized and between March 1998 and June 1999 acquired the stock or assets of seven other vacation providers and one information system provider. Through these acquisitions, GVG acquired the outstanding capital stock of Haddon Holidays, Inc. ("Haddon"), Classic Custom Vacations ("Classic"), Globetrotters, Inc. ("Globetrotters"), Friendly Holidays, Inc. ("Friendly"), Island Resort Tours, Inc. ("Island"), International Travel & Resorts, Inc. ("ITR"), and substantially all the assets of MTI Vacations, Inc. ("MTI"), and Trase Miller Solutions, Inc. ("Trase Miller") (collectively, the "Acquisitions" or the "Acquired Businesses").

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

     The quarterly condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC and include, in the opinion of the Company, all adjustments, consisting of normal and recurring adjustments, necessary for fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Form 10-K. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

     There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 to the Consolidated Financial Statements and related Notes thereto included in the Company's 1998 Form 10-K.

Net Revenues

     Net revenues include commissions and markups on travel products and services, volume bonuses received from travel suppliers, and cancellation and other fees such as travel waiver fees. The Company generally recognizes net revenue when earned on the date of travel net of all cancellations and changes to reservations booked. For the nine months ended September 30, 1999 and 1998, net revenues are derived from sale of travel products and services with a value of $424.0 million and $295.0 million, respectively, net of $325.3 million and $232.2 million, respectively, in direct costs to suppliers.

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

     The treasury stock effect of options to purchase 1,374,058 shares of common stock outstanding at September 30, 1999 have not been included in the computation of diluted loss per share for the nine months ended September 30, 1999 as such effect would be anti-dilutive. The treasury stock effect for the three months ended September 30, 1999 and for the three months and nine months ended September 30, 1998 has been included in the computation of diluted income per share. The effect of preferred convertible stock into common stock outstanding during the three and nine months ended September 30, 1998 has not been included in the computation of diluted loss per share as such effect would be anti-dilutive. Pro forma basic and diluted income for the nine months ended September 30, 1998 assumes that the Company was a C Corporation for the entire period presented. The following table sets forth the calculation of basic and diluted weighted average shares outstanding for the three- and nine-month periods ended September 30, 1999 and 1998.

                                                                              (in thousands)
                                                           --------------------------------------------------
                                                             Three Months Ended           Nine Months Ended
                                                                September 30,               September 30,
                                                           ----------------------      ----------------------
                                                             1999           1998          1999         1998
                                                           --------       -------      ---------     --------
        Basic weighted average shares outstanding           14,473         12,075        14,550        8,304
        Effect of dilutive securities:
           Treasury stock effect of outstanding
            stock options                                      -               79           -             79
                                                           --------       -------      ---------     --------
        Diluted weighted average shares outstanding         14,473         12,154        14,550        8,383
                                                           --------       -------      ---------     --------



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

     In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1"). SOP 98-1 requires the Company to capitalize internal computer software costs once the capitalization criteria are met. SOP 98-1 was effective January 1, 1999, and is applied to all projects in progress upon initial application. Based on the adoption of SOP 98-1, the Company capitalized approximately $1.2 million related to the Company's internal systems during the nine months ended September 30, 1999.

3. Acquisitions

     On March 17, 1999, the Company acquired all the outstanding stock of Friendly, a wholesale package tour operator that principally serves travelers to Mexico, Central America, and Caribbean destinations. The terms of the purchase include cash consideration of $10.2 million and additional payments of up to $2.8 million contingent on future operating results. The Company incurred direct acquisition costs of $225,000. The acquisition was accounted for as a purchase for financial reporting purposes. The purchase price has been allocated on a preliminary basis as follows (in thousands):

              Cash and investments..................... $ 8,105
              A/R and prepaid assets...................   2,119
              Fixed assets and other assets............   3,025
              Goodwill.................................  10,404
              Liabilities assumed and direct
              acquisition costs........................ (13,251)
                                                        --------
                        Total.......................... $10,402
                                                        ========

On April 1, 1999, the Company acquired all the outstanding stock of ITR, a hotel representative company, and Island, a wholesale package tour operator that principally sells popular-priced vacation packages to Caribbean destinations. The terms of the purchase include cash consideration of $5.0 million and additional payments of up to $1.25 million contingent on future operating results. The Company incurred direct acquisition costs of $204,000. The acquisition was accounted for as a purchase for financial reporting purposes. The purchase price has been allocated on a preliminary basis as follows (in thousands):

              Cash and investments...................... $    444
              Accounts receivable.......................      391
              Fixed assets and other assets.............      135
              Goodwill..................................    6,072
              Liabilities assumed and direct
              acquisition costs.........................   (1,838)
                                                         ---------
                        Total........................... $  5,204
                                                         ========

On June 1, 1999, the Company acquired substantially all of the assets of Trase Miller, the designer and maintenance provider for certain of Global Vacation Group's information systems including reservation systems for cash consideration of $30.1 million. The purchase price included $6.8 million previously paid to acquire an option to purchase Trase Miller, $2.3 million paid to extend the purchase option, and an additional $21.0 million. The Company also incurred direct acquisition costs of $297,000. The acquisition was accounted for as a purchase for financial reporting purposes. The purchase price has been allocated on a preliminary basis as follows (in thousands):

              Accounts receivable.........................   $     187
              Fixed and other assets......................       1,912
              Covenant not-to-compete ....................         100
              Technology platform.........................      12,380
              Goodwill....................................      17,685
              Liabilities assumed and direct
              acquisition costs...........................      (1,877)
                                                             ----------
                        Total.............................   $  30,387
                                                             =========

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

                                                           Nine Months Ended
                                                             September 30,
                                                        ------------------------
                                                          1999            1998
                                                          ----            ----
       Net revenues.................................    $ 97,930       $ 99,137
       Net income (loss)............................      (4,707)         2,215
       Basic and diluted income (loss) per share ...    $  (0.32)      $   0.15

     In connection with the 1998 acquisitions, the Company recognized approximately $2.0 million in liabilities as the cost of closing redundant facilities and terminating certain employees. As of December 31, 1998, approximately $1.1 million of the accrual remained. In connection with the Friendly, Island, ITR, and Trase Miller acquisitions, the Company recognized approximately $3.7 million in liabilities related to the cost of the Company's consolidation plans. This accrual included costs for severance, facility leases and other contractual commitments. During the nine months ended September 30, 1999, the Company charged approximately $1.2 million against the accrual for amounts paid during this period.

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

5. Senior Management Loans

     In April 1999, the Company extended loans totaling approximately $1.3 million to two members of senior management. These loans bear interest at 6% per year and must be repaid upon the earlier of March 16, 2003 or termination of employment. The Company has agreed, however, to waive approximately 42% of the principal of each loan over time if the executives remain employed through March 2003 and the Company meets certain performance criteria.

     In October 1999, the Company's president and chief operating officer resigned from the Company. The separation agreement provides for severance payments for up to one year and contains a covenant not to compete. In consideration for forgiveness of the former president and chief operating officer's senior management loan, he is required to return shares of the Company's common stock previously purchased, among other concessions.

 6. Stock Repurchase Plan

     On June 23, 1999 the Company's Board of Directors authorized an increase in the Company's Stock Repurchase Plan from 250,000 shares to 500,000. During the nine months ended September 30, 1999, the Company repurchased 258,800 shares of its common stock on the open market for an aggregate purchase price of $1.9 million.

7. Amended Credit Facility

     During the nine months ended September 30, 1999, the Company recognized an extraordinary charge of $257,000, net of income tax effect of $144,000, related to the restructuring of the Company's credit facility.

     On February 19, 1999, the Company amended and restated its credit agreement (the "Amended Agreement"). The Amended Agreement was entered into with three participating banks (the "Lenders") and provided for a $45 million revolving credit facility with a five-year maturity. The Amended Agreement consisted of a $10 million working capital revolving credit facility ("Working Capital Facility") with a maximum of $5 million available for issuing standby letters of credit and a $35 million revolving credit facility for use in financing acquisitions ("Acquisition Facility"). Under the Amended

Agreement, the Company continued to select interest at ABR Advance or Eurodollar Advance rates plus an applicable margin. An annual commitment fee is due on the unused portion of the aggregate facility.

     All borrowings under the Amended Agreement are collateralized by all of the stock, tangible and intangible assets of subsidiaries or businesses of the Company. The Amended Agreement also required the Company to meet certain financial ratios and covenants, including minimum net worth, fixed charge coverage, interest coverage, leverage ratios and limitations on capital expenditures.

     As of September 30, 1999, the Company has fully utilized the $35 million Acquisition Facility and has issued $5.4 million in standby letters of credit with $4.6 million available under its Working Capital Facility.

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

8. Second Amended Credit Facility

     The Company's operating results required the Company to restructure its credit facility (the "Second Amendment Agreement") in October 1999 (see Note
8) with the Lenders. The Second Amended Agreement changes the previously established acquisition line of credit into a revolving line and adjusts the total capacity of the facility to a $41 million credit facility with maturity on January 31, 2002. The Facility has current outstanding revolving borrowings of approximately $35 million and standby letters of credit of approximately $6 million. The Second Amended Facility allows for the issuance of standby letters of credit up to a total of $10 million. The outstanding borrowings have a commitment reduction of $5 million to be made by January 14, 2000, December 31, 2000 and December 31, 2001 with the final $26 million reduction due at maturity. Under the Second Amended Agreement, the Company will continue to pay interest at ABR Advance or Eurodollar Advance rates plus an applicable margin.

     The Second Amended Agreement also alters certain of the requirements of the Company to meet certain financial ratios and covenants, including minimum net worth, minimum EBITDA, minimum customer deposit coverage, interest coverage, and limitations on capital expenditures. The Company received relief from the fixed charge ratio and leverage ratio until October 1, 2000. In exchange for these waivers, the Company agreed to a fee equal to 1.5% of the outstanding credit facility. The Second Amended Agreement also contains an additional fee provision of 1.5% of outstanding borrowings if the Company does not raise a minimum of $25 million in equity by March 31, 2000.

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

Corporate Strategy

     Global Vacation Group, Inc.("GVG" or the "Company") is a major provider of packaged vacations for U.S. travelers visiting resort destinations in the U.S. (primarily Hawaii and Florida), the Caribbean, Mexico, and Europe. In addition, the Company handles in-bound vacation travel to North American destinations by foreign travelers.

     The U.S. is the world's largest travel market with total annual spending for travel in the U.S. estimated to be $495 billion. Travel expenditures in the U.S. have grown continuously since 1989, with a compound annual growth rate of approximately 4.8% over this time. Future growth in travel spending is projected based on positive demographic trends, continued strength in the economy, and the importance of vacations to consumers. The in-bound travel market to the U.S. in 1998 was $94.2 billion in size (47.7 million passengers), making the U.S. the most popular tourist destination worldwide. The Company estimates that the size of higher end of the leisure market, which is where GVG is focused and which offers higher margins, is approximately $120 billion.

     The Company's mission is to become the largest provider of packaged vacations to high-margin high-volume destinations in North America and Europe serving an audience of travelers from every major origin market in the U.S. Since its formation, GVG has become the market leader in Hawaii, the second largest provider of inbound travel into the U.S., as well as one of the top three providers of packaged vacations to the Caribbean and Mexico. The Company sees significant potential to further expand its private label programs which already include Hyatt Vacations, Amtrak Vacations and the recently launched Better Homes and Gardens Vacations and to increase traffic to destinations in Europe. In addition, through its acquisitions, GVG has developed a national network of travel agents through which the Company has begun to cross sell its brands.

     Management believes that GVG has the opportunity to grow its share of and increase the size of the $27 billion packaged vacation market by: (i) creating branded and private label products with broad market awareness, (ii) targeting sales of packaged vacations to the 80% of the travel market that does not currently purchase packaged vacations by increasing awareness of the cost savings, time savings and convenience of booking a packaged vacation, and (iii) creating alternative distribution channels such as the Internet and other direct marketing approaches to capture part of the 47% of the travel consumers who do not currently purchase travel services through travel agents. In addition, management believes that it can achieve organic growth by leveraging its branded products by (i) cross-selling existing products among the various operating units' customer bases, (ii) creating extensions of its branded product lines by introducing new destinations using its relationships with its other brands' suppliers and (iii) by aggressively pursuing private label branding opportunities, like the recent introduction of Better Homes and Gardens Vacations

     The Company remains committed to the travel agent as its primary distribution channel. Management believes that its investment in technology will provide opportunities to enhance and increase travel agent productivity by direct online access to the Company with all the major GDS' (Global Distribution Systems) interfaces. Management also believes that these direct booking capabilities offer a potential cost advantage over traditional phone bookings and create new opportunities for direct sales at higher margins. While maintaining strong travel agency relationships, the Company has introduced new technology and also made investments in alternative marketing programs such as consumer advertising, affinity groups and the Internet to capture some of the 47% of the high end traveling public who do not use a travel agency to book their vacations.


Overview

     The Company assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers through retail travel distributors, such as travel agents, and other distribution channels including the Internet and affinity groups. In March 1998, the Company was recapitalized and between March 1998 and June 1999 acquired the stock or assets of seven other vacation providers and one information system provider. Through these acquisitions, GVG acquired the outstanding capital stock of Haddon Holidays, Inc. ("Haddon"), Classic Custom Vacations ("Classic"), Globetrotters, Inc. ("Globetrotters"), Friendly Holidays, Inc. ("Friendly"), Island Resort Tours, Inc. ("Island"), International Travel & Resorts, Inc. ("ITR"), substantially all the assets of MTI Vacations, Inc. ("MTI"), and Trase Miller Solutions, Inc. ("Trase Miller") (collectively, the "Acquisitions" or the "Acquired Businesses"). The consideration for the Acquisitions consisted primarily of cash. Each acquisition has been accounted for under the purchase method of accounting. The accompanying financial statements for the nine-month period ending September 30, 1999 include the results of operations for each of the Acquisitions from their respective acquisition dates.

     Net revenues include commissions and markups on travel products and services, volume bonuses received from travel suppliers, cancellation fees and other ancillary fees such as travel waiver premiums and are generally recognized upon the commencement of travel. For the nine months ended September 30, 1999 and 1998, the Company had net revenues of $98.7 million and $62.8 million, respectively, and net income (loss), before extraordinary charges, of ($900,000) and $3.7 million, respectively, derived from a total dollar value of travel products and services of $424.0 million and $295.0 million, respectively.

     Operating expenses include travel agent commissions, salaries, credit card merchant fees, telecommunications, advertising and other costs associated with the selling and processing of travel reservations, products and services. Commission payments to travel agents are typically based on a percentage of the price paid for the travel product or service, but in certain circumstances are fixed dollar amounts. Reservations agents are compensated either on an hourly basis, a commission basis or a combination of the two. The Company's telephone costs primarily relate to the cost of incoming calls on toll-free numbers. General and administrative expenses consist primarily of compensation and benefits to administrative and other non-sales personnel, fees for professional services, and other general office expenses.

     The Company derives a significant portion of its pre-tax income from interest earned on funds related to customer deposits and prepayments for vacation products. Generally, the Company requires a deposit within one week of making a travel reservation. Reservations are typically made two to three months prior to departure. Additionally, for packaged tours, the Company generally requires that the entire cost of the vacation be paid in full 45 to 60 days before departure, unless reservations are made closer to departure. While terms vary, the Company generally pays for all non-air components of the vacation after the customer's departure. In the period between receipt of a deposit or prepayment and the payment of related expenses, these funds are invested in cash and investment-grade securities. This cycle is typical in the packaged tour industry, and earnings generated on deposits and prepayments are integral to the Company's operating model and pricing strategies. For the nine-month periods ending September 30, 1999 and 1998, the Company had interest income of $1.7 million and $1.8 million, respectively.

     The lower than expected 1999 operating results reflect primarily the previously announced revenue and margin shortfalls at the Company's Globetrotters brand. These problems were subsequently discovered to be greater than anticipated and were compounded by the effect of the Company's long-term investment in technology. The underlying causes of the shortfalls at the Globetrotters brand were a series of business integration-driven operating problems and a lack of sufficient management controls. Management believes it has identified the operating problems and has put measures in place to respond to them including a new management team. Due to the long lead times, however, the Company doesn't expect to see any material benefit from these efforts until year 2000.

     Management believes Globetrotters' new management team is making progress in correcting its problems through several approaches. Globetrotters has refined its product line to be more competitive for the year 2000, expanded its travel agency sales force and developed a more highly trained reservation staff. Management notes, however, it will take time for these programs to result in to increased sales and profitability.

RESULTS OF OPERATIONS

     The following table summarizes the Company's historical results of operations as a percentage of net revenues for the nine months ended each of September 30, 1999 and 1998.

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                             1999                           1998
                                                            -----                           -----
                                                    Amount           %           Amount            %
                                                 --------------------------------------------------------
Net revenues .............................       $ 98,727          100.0%      $ 62,789          100.0%
Operating expenses .......................         86,125           87.2         47,652           75.9
                                                 --------------------------------------------------------

     Gross profit ........................         12,602           12.8         15,137           24.1

General and administrative expenses ......         10,196           10.3          6,977           11.1
Depreciation and amortization ............          4,223            4.3          1,733            2.8
                                                 --------------------------------------------------------

     Income (loss) from operations .......         (1,817)          (1.8)         6,427           10.2
                                                 --------------------------------------------------------

Interest income ..........................          1,724            1.7          1,793            2.9
Interest expense .........................         (1,242)          (1.3)        (1,426)          (2.3)
Other, net ...............................             50            0.1             20             --
                                                 --------------------------------------------------------

Income (loss) before income taxes and
     extraordinary item ..................         (1,285)          (1.3)         6,814           10.8

Income tax benefit (provision) ...........            386            0.4         (3,075)          (4.9)
                                                 --------------------------------------------------------
Income (loss) before extraordinary item ..           (899)          (0.9)         3,739            5.9
Extraordinary item, net of income tax
     benefit of $144 and $244 respectively           (257)          (0.3)          (379)          (0.6)
                                                 --------------------------------------------------------

Net income (loss) ........................         (1,156)          (1.2)         3,360            5.3
Dividends on Class A Convertible
     Preferred Stock .....................             --             --         (2,519)          (4.0)
                                                 --------------------------------------------------------

  Net income (loss) available to
     common shareholders .................       $ (1,156)          (1.2%)     $    841            1.3%
                                                 ========================================================

     Net revenues for the nine months ended September 30, 1999 and 1998, were $98.7 million and $62.8 million, respectively, which reflects the combined net revenues of the Company and the Acquired Businesses for such periods. The increase in net revenues of 57.2% for the nine months ended September 30, 1999 was due to the effect of the Acquired Businesses, partially offset by revenue shortfalls at one of the Company's brands.

     Operating expenses for the nine months ended September 30, 1999 and 1998, were $86.1 million and $47.7 million, respectively, or 87.2% and 75.9%, respectively, of net revenues. The increase in operating expense as a percentage of net revenues is mainly due to higher operating expense ratios of the Acquired

Businesses. This increase is primarily a result of strategic investments in technology including an electronic travel booking system and several Internet company web sites. As a result, the gross profit percentage decreased 11.3% from the nine-month period ended September 30, 1998 to the nine-month period ended September 30, 1999.

     General and administrative expenses for the nine months ended September 30, 1999 and 1998 were $10.2 million and $7.0 million, respectively, or 10.3% and 11.1%, respectively, of net revenues. After excluding the effect of $1.0 million in recapitalization expenses for the nine months ended September 30, 1998, general and administrative expense, as a percentage of net revenues, increased slightly to 10.3% from 9.6% for the nine months ended September 30, 1999 from 1998. This increase was due to the effect of the Acquired Businesses.

     Depreciation and amortization for the nine months ended September 30, 1999 and 1998 was $4.2 million and $1.7 million or 4.3% and 2.8%, respectively, of net revenues. The increase is directly due to the amortization of intangible assets resulting from the Acquisitions.

     Interest income for the nine months ended September 30, 1999 and 1998 was $1.7 million and $1.8 million, respectively, or 1.7% and 2.9%, respectively, of net revenues. The decrease in interest income is due to lower cash investment levels resulting from the use of cash to support acquisitions consummated in 1999.

     Interest expense for the nine months ended September 30, 1999 and 1998 was $1.2 million and $1.4 million, respectively. The decrease is primarily due to the use of IPO proceeds to pay down debt, partially offset by new borrowings for 1999 acquisitions.

     The benefit for income taxes for the nine months ended September 30, 1999 was $386,000 at a effective tax rate of 30.0%. The provision for income taxes for the nine months ended September 30, 1998 was $3.1 million.

     Net loss for the nine months ended September 30, 1999 includes an extraordinary charge of $257,000, net of tax benefit of $144,000, related to the write-off of deferred financing costs associated with the restructuring of the Company's credit facility.

     Net loss available to common shareholders for the nine months ended September 30, 1999 was $1.2 million or 1.2% of net revenues compared net income available to common shareholders for the nine months ended September 30, 1999 of $841,000 or 1.3% of net revenues.

     The following table summarizes the Company's historical results of operations as a percentage of net revenues for the three months ended each of September 30, 1999 and 1998.

                                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                             1999                                1998
                                                                             -----                               ----
                                                                   Amount            %                   Amount            %
                                                              -------------------------------------------------------------------
     Net revenues..........................................    $  41,557           100.0%            $   40,803          100.0%
     Operating expenses....................................       35,375            85.1                 29,656           72.7
                                                              -------------------------------------------------------------------

          Gross profit ....................................        6,182            14.9                 11,147           27.3

     General and administrative expenses                           3,610             8.7                  3,224            7.9
     Depreciation and amortization.........................        1,779             4.3                    992            2.4
                                                              -------------------------------------------------------------------

         Income from operations............................          773             1.9                  6,931           17.0
                                                              -------------------------------------------------------------------

     Interest income.......................................          668             1.6                    922            2.3
     Interest expense......................................         (668)           (1.6)                  (512)          (1.3)
     Other, net............................................           (7)             --                     (2)            --
                                                              -------------------------------------------------------------------


     Income before income taxes and extraordinary item               766             1.8                  7,339           18.0

     Income tax provision..................................         (396)           (1.0)                (2,916)          (7.1)
                                                              -------------------------------------------------------------------
     Income before extraordinary item......................          370             0.8                  4,423           10.9

     Extraordinary item, net of income tax benefit of $244.           --              --                   (379)          (0.9)
                                                              -------------------------------------------------------------------
     Net Income ..............................                       370             0.8                  4,044           10.0

     Dividends on Class A Convertible Preferred Stock......           --              --                   (696)          (1.7)
                                                              -------------------------------------------------------------------

     Net income available to common shareholders...........    $     370             0.8%            $    3,348            8.3%
                                                              ===================================================================

     Net revenues for the three months ended September 30, 1999 and 1998, were $41.6 million and $40.8 million, respectively, which reflects the combined net revenues of the Company and the Acquired Businesses for such periods. The increase in net revenues of 2.0% for the three months ended September 30, 1999 was due to the effect of revenues from the Acquired Businesses, partially offset by revenue shortfalls at one of the Company's brands.

     Operating expenses for the three months ended September 30, 1999 and 1998, were $35.4 million and $29.7 million, respectively, or 85.1% and 72.7%, respectively, of net revenues. The increase in operating expense as a percentage of net revenues is mainly due to higher operating expense ratios of the Acquired Businesses. This increase is primarily a result of strategic investments in technology including an electronic travel booking system and several Internet company web sites. As a result, the gross profit percentage decreased 12.4% from the three-month period ended September 30, 1998 to the three-month period ended September 30, 1999.

     General and administrative expenses for the three months ended September 30, 1999 and 1998 were $3.6 million and $3.2 million, respectively, or 8.7% and 7.9%, respectively, of net revenues. As a percentage of net revenues, general and administrative expenses for the three months ended September 30, 1999 were higher than the general and administrative expenses for the three month period ended September 30, 1998 due to the effects of the 1999 acquisitions.

     Depreciation and amortization for the three months ended September 30, 1999 and 1998 was $1.8 million and $1.0 million or 4.3% and 2.4%, respectively, of net revenues. The increase is primarily due to the amortization of certain intangible assets resulting from the Acquisitions.

     Interest income for the three months ended September 30, 1999 and 1998 was $668,000 and $922,000, respectively, or 1.6% and 2.3%, respectively, of net revenues The decrease in interest income is primarily due to lower cash investment levels resulting from the use of cash to support acquisitions consummated in 1999.

     Interest expense for the three months ended September 30, 1999 and 1998 was $668,000 and $512,000, respectively. The increase is primarily due to the full effect of borrowings for recent acquisitions. Interest expense is expected to increase in future periods as market rates rise and changes in the Amended facility take effect.

     The provision for income taxes for the three months ended September 30, 1999 was $396,000 at an effective tax rate of 51.7%. The provision for income taxes for the three months ended September 30, 1998 was $2.9 million. The effective tax rate is higher at September 30, 1999 due to the full effect of non-deductible goodwill amortization.

     Net income available to common shareholders for the three months ended September 30, 1999 and 1998 was $370,000 and $3.3 million, respectively, or 0.8%, and 8.3%, respectively, of net revenues. Net income available to common shareholders for the three months ended September 30, 1998 includes $696,000 of dividends on Class A Convertible Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

     The Company receives advance payments and deposits prior to commencement of travel. The Company's pricing of its products and services is determined, in part, based upon the amount and timing of advance payments received. A number of states have regulations with respect to the financial security and handling of customer deposits made in advance of travel. The Company believes it is in compliance with all applicable regulations relating to customer deposits. Although each of the Acquired Businesses has operated with different investment strategies, the Company manages cash and investments on a centralized basis. The Company's investment policy and its credit facility restrict investments to investment-grade securities.

     As of September 30, 1999, the Company has fully utilized the $35 million Acquisition Facility and has issued $5.4 million in standby letters of credit with $4.6 million available under its Working Capital Facility.

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

Second Amended Credit Facility

     On October 28, 1999 the Company amended and restated its credit agreement (the "Second Amended Agreement") with the Lenders. The Second Amended Agreement changes the previously established acquisition line of credit into a revolving line and adjusts the total capacity of the facility to a $41 million credit facility with maturity on January 31, 2002. The Facility has current outstanding revolving borrowings of approximately $35 million and standby letters of credit of approximately $6 million. The Second Amended Facility allows for the issuance of standby letters of credit up to a total of $10 million. The outstanding borrowings have a commitment reduction of $5 million to be made by January 14, 2000, December 31, 2000 and December 31, 2001 with the final $26 million reduction due at maturity. Under the Second Amended Agreement, the Company will continue to pay interest at ABR Advance or Eurodollar Advance rates plus an applicable margin.

     The Second Amended Agreement also alters certain of the requirements of the Company to meet certain financial ratios and covenants, including minimum net worth, minimum EBITDA, minimum customer deposit coverage, interest coverage, and limitations on capital expenditures. The Company received relief from the fixed charge ratio and leverage ratio until October 1, 2000 In exchange for these waivers, the Company agreed to a fee equal to 1.5% of the outstanding credit facility. The Second Amended Agreement also contains an additional fee provision of 1.5% of outstanding borrowings if the Company does not raise a minimum of $25 million in equity by March 31, 2000.

     Net cash provided by operating activities for the nine months ended September 30, 1999 was $28.9 million as compared to $10.1 million in net cash provided by operating activities in the first nine months of 1998. The increase of approximately $18.8 million in operating cash flows relates primarily to the increase in customer deposits and accounts payable/accrued expenses, partially offset by lower profitability and higher accounts receivables, in the first nine months of 1999 in relation to the same time period in 1998.

     The Company made capital expenditures of $4.6 million in the first nine months of 1999 and $883,000 in the nine months ended September 30, 1998. The Company used $31.0 million of cash, net of cash acquired, for acquisitions in the nine months ended September 30, 1999. The Company borrowed approximately $33.6 million from its credit facility to finance the acquisitions of Friendly, Trase Miller, ITR, and Island during the nine months ended September 30, 1999.

     The Company expects results for the fourth quarter, traditionally one of the slowest periods due to higher costs and lower volume, to be lower than anticipated due to the continuing effects of the problems at Globetrotters and investments in technology, as well as soft booking patterns related to the millennium. As a result, the Company expects to post a loss for the fourth quarter.

     Management sees strong advance bookings for the year 2000, compared to this time last year. The advance bookings currently are up in the low double digits, compared to the same time last year. The positive trend in year 2000 booking patterns is a result of strong advance bookings at Classic Custom Vacations from existing products, the recent introduction of a Mexico vacation product line and expansion of Caribbean, U.S. and European destination products. The Company's in-bound travel brand, Allied Tours, also continues to post slow growth as a result of continued softness in the Latin American and Asian economies while the corrections at the Globetrotters brand will take time to result in positive sales improvement.

     The Company anticipates its cash flows from all sources are sufficient to support its current level of operations.

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

As planned, in June 1999, the Company successfully upgraded one of its subsidiary companies to a Y2K compliant version of the "TripsPro" reservation system. The TripsPro system was obtained by the Company through the acquisition of Trase Miller Solutions, Inc. in June 1999. Another subsidiary is continuing efforts, which began in 1998, to ensure that its internally developed reservation system, "PCRes", is Y2K compliant. These efforts are expected to be fully completed and operational by November 1999. The Company is also engaged in an effort to replace the reservations system used by its in-bound business with a Y2K compliant system. The new system, "TIMES2," has been custom developed for the Company by a third party vendor. TIMES2 is operational and substantially complete. The final stages of implementation are planned for completion by December 1999. The Company does not anticipate material Y2K problems arising for any of its subsidiaries as a result of the plans to upgrade and replace its reservation systems.

     As part of its review, the Company ascertained that one of its accounting systems was not Y2K compliant. In October 1999, the Company converted the non-compliant system used by this operating unit to "FLEXI," a Y2K compliant vendor software package system used by one of the other operating companies. Another operating unit is nearing completion on efforts, begun in 1998, to convert to the "CODA" accounting system, a Y2K compliant vendor software package. The CODA system has been operational since October 1999 and the Company expects the final stages of conversion to be completed by December 1999.

     During March and April 1999, the Company acquired three additional subsidiaries: Friendly, Island, and ITR. In September 1999, Friendly was migrated to the Y2K compliant "TripsPro" system for reservation bookings. Enhancements to achieve compliance for Island and ITR's reservation system were completed in September 1999.

     The Company is taking what it believes are appropriate measures to ensure that staff and resources are available to address unforeseen emergencies during the millennium transition. Contingency plans are being prepared to support the Company's business operations in the event of short term system outages. However, the Company's business operations are dependent on complex, large scale processing systems both internal and external to the Company, for which long term contingency plans are not practical.

     While the Company's due diligence has helped to identify and correct many potential Y2K problems, the review is on-going, and any additional steps necessary must be taken on an accelerated basis to resolve all the issues given the Company's dependence upon information and telecommunications technology. The Company believes it will be able to determine whether all of its own systems, including "imbedded technology" within individual systems and components, are Y2K compliant and to correct any Y2K problems that exist prior to any material difficulties arising within these systems. However, no assurance can be given that the Company will be successful in this regard, and unforeseen difficulties or delays in implementing solutions may have a material adverse effect on the business, financial condition, and results of operations of the Company.

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

     The Company estimates that the total cost of its Y2K program, including auditing and monitoring its vendors, inspecting its own systems and, where necessary, migrating or converting its existing systems to new systems, will be approximately $2.8 million of which $2.3 million has already been incurred.

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

In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1"). SOP 98-1 requires the Company to capitalize internal computer software costs once the capitalization criteria are met. SOP 98-1 was effective January 1, 1999, and is applied to all projects in progress upon initial application. Based on the adoption of SOP 98-1, the Company capitalized approximately $1.2 million related to the Company's internal systems during the nine months ended September 30, 1999.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

        10.32    Amendment No. 3 to the Amended and Restated Credit Agreement

        10.33    Amendment No. 4 to the Amended and Restated Credit Agreement

        10.34    Employment Agreement between the Registrant and Jay G. Stuart.

        27.1     Financial Data Schedule

(b)  Reports on Form 8-K

The Company filed a Form 8-K/A on August 16, 1999 making an Item 7 disclosure to report the financial statements and pro forma information of the acquisition of the assets of Trase Miller Solutions, Inc. initially disclosed in the company' Form 8-K filed June 16,1999.

The Company filed a Form 8-K/A on September 14, 1999 further amending the Item 7 disclosure of financial statements and pro forma information of the acquisition of the assets of Trase Miller Solutions, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Date: November 15, 1999

                                     GLOBAL VACATION GROUP, INC.

                                     By:         /s/ Jay G. Stuart
                                        -------------------------------------
                                                 Jay G. Stuart
                                                 Executive Vice President,
                                                 & Chief Financial Officer

                                  Exhibit Index

Exhibits:

1)   10.32 Amendment No. 3 to the Amended and Restated Credit Agreement.

2)   10.33 Amendment No. 4 to the Amended and Restated Credit Agreement.

3)   10.34 Employment Agreement between the Registrant and Jay G. Stuart.

4)   27.1  Financial Data Schedule.