Form 10-K405
period 1999-12-31
GLOBAL VACATION GROUP INC
filed 2000-03-15
CIK 1061202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1999
OR
[   ]
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
Commission File Number 001-14353
GLOBAL VACATION GROUP, INC.
(Exact name of registrant as specified in its charter)

New York	13-1894567
(State of Incorporation)	(IRS Employer Identification No.)

1420 New York Avenue, N.W., Suite 550	20005
Washington, DC	(Zip Code)
(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code:  (202) 347-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock (par value $.01 per share)	The New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

      The aggregate market value of voting stock held by non-affiliates of the Company as of the 1st day of March 2000, was approximately $16,740,657 based on the $3  13/16 closing sale price for the Common Stock on the Stock Market on such date. For purposes of this computation, all executive officers, directors and persons beneficially owning more than five percent of the Company have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

      The number of shares of Common Stock of the Registrant outstanding as of the 1st day of March, 2000, was 14,392,825.

DOCUMENTS INCORPORATED BY REFERENCE

      Part of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2000 are incorporated by reference into Part III of this Form 10-K Report. (The Compensation Committee Report and the stock performance graph of the Registrant’s Proxy Statement are expressly not incorporated by reference herein.)

PART I

ITEM 1.  BUSINESS

THE COMPANY

      The Company is one of the largest U.S. providers of value-added vacation products and services targeted to higher-income travelers. The Company assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers through retail travel distributors, such as travel agents, and other distribution channels, including the Internet and affinity groups. The Company primarily provides flexible independent travel programs for individuals, as well as escorted tours and group packages.

      The Company’s strategy is to achieve the leading market position in selected high-volume, high-margin travel destinations, focusing on the following sales areas: (i) Hawaii; (ii) in-bound vacations to the United States for international travelers; (iii) Florida, the Caribbean and Mexico; (iv) other U.S. destinations such as California and New York; and (v) out-bound travel by U.S. travelers to Europe. The Company concentrates its marketing efforts on travelers who typically spend more than $750 per person for a vacation. The Company also provides certain services to travel suppliers, including outsourced vacation packaging and affinity group marketing and awards program fulfillment.

      The Company primarily markets its products and services to U.S. customers under two specific proprietary brands: one for up-scale, customized vacations (Classic Custom Vacations) and another for popular-priced vacation packages (Vacations by Globetrotters). In 1999, the Company acquired two other popular priced brands: Friendly Holidays and Island Resort Tours, which both market primarily to the Caribbean and Mexico. In addition, the Company in 1999 also acquired International Travel & Resorts, a hotel representation company for properties primarily located in the Caribbean. The Company believes providing expertise and competitive pricing in multiple destinations through two separate brands targeted to different consumer groups distinguishes its products and services and provides the Company with a significant competitive advantage. In addition to serving multiple destinations, the Company also has achieved a diverse domestic and international customer base. The Company uses its international scope to create cross-selling opportunities and expand its relationships with suppliers of quality travel products and services, primarily airlines, hotel companies and rental car companies.

Industry Overview

      Tourism is one of the world’s largest industries. The Company participates in two segments of the tourism industry: (i) in-bound vacation travel to North American destinations by foreign travelers and (ii) vacation travel by U.S. travelers both inside and outside the country. According to the Travel Industry Association of America (“TIA”) baseline travel forecast, Americans spent a total of $447.7 billion on all types of domestic travel in 1999. Also according to TIA, during the past decade approximately 60% of the domestic trips taken by U.S. travelers were for personal or vacation travel, and management believes that approximately 70% of the trips taken by U.S. travelers to Europe were for personal or vacation travel. In addition, TIA, in conjunction with the Tourism Industries, estimates that there were 47.0 million international visitors to the United States in 1999 who spent an aggregate of $94.0 billion on such trips. Also according to TIA, the total amount spent by international travelers to the United States grew by 100% between 1989 and 1999.

      Travel suppliers use package vacation providers such as the Company to sell their capacity more efficiently and support their yield management. At the same time, management believes that purchasing travel products and services from package vacation providers can lower costs, simplify booking and result in higher commissions for retail travel agents. As a result of the significant erosion in stated commissions from airlines for U.S. domestic travel over the past three years, the Company believes travel agents are seeking to establish relationships with package vacation providers that will offer better customer service, competitive prices and attractive commission structures. Management believes approximately 90% of package tours in 1999 were sold through retail travel agents.

      The U.S. package vacation industry is fragmented, with more than an estimated 1,600 package vacation providers. The Company believes many of these businesses generally have made only small investments in technology to improve operating efficiency and may face significant investment requirements to meet current information technology demands. Furthermore, most of these companies lack the scale necessary to obtain preferential pricing and capacity from travel suppliers and to establish a nationally recognized brand name.

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

      Establishing National Brand Name Recognition. The Company believes it can leverage its presence in leading origination and destination cities to develop nationally recognized proprietary brand names in the package vacation industry. The Company believes offering expertise and competitive pricing through common brands across multiple destinations will insure greater confidence among travelers making their vacation choices and engender consumer loyalty and a pattern of repeat purchases.

      Leveraging Strength in Selected Travel Destinations. The Company believes it has a leading position in the package vacation sales areas for westbound travel to Hawaii and for in-bound travel to the United States and intends to achieve the leading position in other high-volume, high-margin vacation destinations. The Company believes having scale and expertise in selected destinations gives it access to pricing and inventory that provides the Company with a significant competitive advantage.

      Pursuing Revenue Enhancing Opportunities. The Company’s revenue enhancing strategies include (i) improving yield management by obtaining greater access to high-margin products and services, (ii) expanding ancillary products and services, such as city tours and travel protection, (iii) securing favorable pricing and inventory availability through strategic purchasing relationships and (iv) improving cash management, particularly management of traveler deposits and advance payments.

      Improving Operating Efficiencies. The Company has begun and continues to seek ways to reduce its operating expenses by (i) capitalizing on enhanced purchasing efficiencies, (ii) implementing a more effective utilization program of its physical and other assets, (iii) implementing best practices in its management and business systems, (iv) enhancing marketing relationships with travel suppliers and other related parties and (v) outsourcing certain functions where appropriate.

      Implementing Integrated Information Systems. The Company is integrating its information systems into one common platform to improve its ability to offer travelers value-added vacation products and services and to leverage maintenance and development costs across a broader customer base. Integrated systems and a common operating platform are expected to reduce the cost and time requirements of developing external interfaces and accelerate the integration of subsequent acquisitions.

Growth Strategy

      To complement its operating strategy, the Company has developed a multi-faceted growth strategy that includes the following elements:

      Build Strong Brands. Traditionally, vacation package products have not achieved brand awareness, which in most cases has reduced consumers perception of value and credibility. Building strong vacation package brands not only enhances consumer confidence and perception of value, it creates an opportunity to more easily introduce new products. The Company intends to generate internal growth and strengthen brand awareness by (i) implementing an integrated national brand marketing program, (ii) increasing its presence in under-penetrated origination markets and (iii) implementing loyalty programs that stimulate repeat purchases.

      Leverage Traditional Distribution Channels. The Company’s products currently are sold through more than 14,200 travel agents, but approximately 10,000 market only one of its brands. This creates exceptional opportunities to cross-sell both brands in an integrated sales and marketing program. The Company has established national contracts with major agency chains and consortia.

      Expand Marketplace Coverage and Introduce Product Extensions. The Company has a number of initiatives under way to increase leisure travel sales. The Classic Custom Vacations brand, already a major vacation package provider to Hawaii, launched in 1999 Caribbean and Mexico product offerings and is expanding its upscale product offerings into new European and U.S. destinations. The Company’s 1999 acquisitions of Friendly Holidays, Island Resort Tours and International Travel & Resorts, along with the Company’s existing products, make Global Vacation Group a major vacation package provider to the Caribbean and Mexico.

      The Company is the exclusive provider of certain private label vacation products and services for Amtrak and Hyatt. The Hyatt relationship has been expanded in 2000 to include full marketing as well as product fulfillment responsibilities under a unique outsourcing arrangement between the companies. In late fall 1999, the Company entered into a trademark licensing agreement with Meredith Publishing to test market vacation products under the brand name, Better Homes and Gardens Vacations. The Company believes there are significant opportunities to expand its business by assembling package vacations on behalf of other companies which seek to leverage their brand names. The benefits of capitalizing on such opportunities include (i) access to customers, (ii) enhanced visibility in the marketplace through association with other well-recognized brands and (iii) reduced advertising and marketing costs through sharing agreements.

      Make Accretive Acquisitions. The vacation industry is highly fragmented with approximately 1,600 companies. No company has more than a 5 percent share of sales. A number of converging elements point toward accelerating consolidation. Many of today’s owners are approaching retirement and find selling an attractive exit strategy. Rapid changes in the industry, including the impact of technology and the Internet, also are major factors. The Company generally will seek to acquire companies that (i) have desirable destination concentrations, (ii) have demonstrated growth and profitability, (iii) have an emphasis on customer service, (iv) have an experienced management team and (v) are likely to add some other strategic value to the Company.

      In 1999, the Company acquired three branded leisure travel companies and acquired one technology company. The Company acquired Friendly Holidays and Island Resort Tours, which primarily market package vacations to the Caribbean and Mexico. The Company acquired International Travel & Resorts, a hotel representation company for properties primarily located in the Caribbean. In addition, the Company acquired Trase Miller Solutions in 1999 to ensure continued access to well-designed travel-related software.

      Enhance Supplier Relationships. The Company continues to establish deeper preferred supplier relationships to improve the value equation for both parties by generating greater operating efficiencies, developing more unique products and optimizing marketing efforts. These efforts add value to its brands and attract more customers.

      Penetrate Direct Marketing Channels. The Company seeks to capitalize on the opportunities presented by the direct marketing of vacation products and services to travelers and the emergence of alternative distribution channels while still supporting and leveraging its strong relationships with existing retail travel agents. Only about half of all vacations in the Company’s target markets are sold by travel agents. While travel agents are its most important customer and primary distribution channel, the Company sees a tremendous opportunity to reach out to those consumers who do not use travel agents. The Company intends to provide these potential new customers, a $50 billion marketplace, with the products and distribution channels that best meet their needs.

Key Destinations

      Hawaii. Westbound travel was up 7% in 1999 after having been relatively flat the preceding three years, according to the Hawaii Visitor and Convention Bureau.

      The Company is one of the leading providers of vacations to Hawaii for travelers from the continental United States and has more than 15 years of experience in the Hawaii travel marketplace. The Company has relationships with major airlines, such as United, Delta, American, Continental and Hawaiian for travel to Hawaii, and Hawaiian and Aloha for air travel within Hawaii, all of which provide the Company with access to prices that generally are better than published fares and to capacity for air travel to Hawaii, as well as marketing support. In addition, the Company utilizes a staff of over 100 on location in Hawaii to provide destination management support for its Hawaii package vacation products and services. The Company believes its extensive experience and established reputation in Hawaii as well as its airline relationships are significant competitive advantages. The Company believes the Hawaii travel marketplace will continue to present growth opportunities in the future and to represent a significant portion of its revenues.

      In-bound to the United States. According to TIA, in conjunction with the Tourism Industries, 47.0 million in-bound travelers to the United States spent $94.0 billion on travel to and within the United States in 1999, making the United States the most popular tourist destination worldwide. Also according to TIA, the total amount spent by international travelers to the United States grew by 100% between 1989 and 1999.

      The Company is among the largest package vacation providers for in-bound travelers to the United States. The Company’s customers for these products and services primarily are international travel distributors who send travelers to the United States. The Company believes its broad customer base among European and other international travel distributors and its status as one of a limited number of designated providers of vacations for in-bound travelers to the various Disney properties in Florida and California represents a significant competitive advantage.

      Florida, the Caribbean and Mexico. In 1998, according to the Florida Tourism Industry Marketing Corporation, approximately 48.7 million visitors traveled to Florida and approximately 8% of these travelers booked their travel in package form. TIA has reported that approximately 3.6 million U.S. travelers visited Caribbean destinations during 1998 and approximately 18.3 million U.S. travelers visited Mexico during 1998.

      The Company has established a strong presence in the markets for travel to Florida, the Caribbean and Mexico. The Company has more than 30 years of experience in these destinations and has established key strategic relationships, including being one of a limited number of designated wholesalers for American Airlines in the Caribbean. The Company also acts as one of a limited number of designated wholesalers for Disney World. The Company believes its three acquisitions in 1999 that serve these markets significantly enhanced its expertise and capabilities to the region. The Company believes its extensive experience and established reputation in these markets as well as its supplier relationships give it a significant competitive advantage over other providers of vacations to these destinations.

      Other U.S. Destinations. The Company offers products and services to a number of other destinations in the United States in addition to Hawaii and Florida. The Company is the exclusive provider of vacation products and services for Amtrak. The Company believes it has significant buying efficiencies for destinations throughout the United States due to the volume of U.S. travel products and services it purchases for both in-

bound and domestic travelers. As a result, the Company is able to create and effectively market products and services that are in demand by travelers, including weekend trips and excursions such as “theater packages” in New York.

      Europe. According to a survey by the U.S. Department of Commerce, there were 11.1 million U.S. tourists visiting Europe in 1998, a 13.3% increase from 1997. The Company has an established presence in the marketplace for travel by U.S. residents to Europe. The Company intends to increase its presence in this sales marketplace by cross-selling within its existing customer base, by building on its relationships with travel distributors to create demand for the Company’s brand name products and services and by leveraging its existing relationships with suppliers to obtain preferential pricing and access to capacity for European destinations.

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

      The Company also manages bank card reward and other affinity group marketing programs for several companies including The Chase Manhattan Bank, U.S. Bank, and Bank of America. The Company has certain proprietary software and extensive operating experience it believes provides a significant opportunity to capitalize on this capability.

      The Company intends to increase sales by proactively marketing its services to affinity group sponsors. The Company believes access to affinity groups provides unique opportunities for the direct marketing of its products and services to targeted travelers while enhancing their relationship with their affinity organizations.

Sales and Marketing

      The Company pursues a fully integrated sales and marketing effort in support of its proprietary travel products and services, as well as the private label products and services the Company manages and markets for other companies. The Company directs its marketing toward retail distributors and other intermediaries as well as to travelers directly. By employing a multi-faceted marketing approach targeted both to travel distributors and to individual travelers, the Company believes it increases the demand for its products and services. In addition, the Company will integrate its own marketing efforts with the marketing support it receives from certain travel suppliers with whom the Company has an established relationship. The Company believes it leverages its national presence and established marketing and sales experience and strength into a competitive advantage. The Company seeks to identify and cultivate new customers and create cross-selling opportunities within its existing customer base.

      A substantial majority of the Company’s products and services are sold through a broad network of retail travel agencies, including independent firms and agencies affiliated with travel consortia or national accounts. The Company typically offers retail travel agencies a base commission on the sale of Company products with the opportunity to earn additional override commissions on sales above negotiated threshold amounts. In addition to supplying travel agents with brochures and merchandising materials, the Company leverages its relationships through targeted marketing efforts, including travel agent training, trade shows, cooperative advertising and performance incentives. These efforts also include strategic distribution and favorable vendor arrangements (both exclusive and non-exclusive) with other travel intermediaries, national accounts and travel agency consortia. The Company employs a dedicated sales force to maintain and expand these relationships.

      The Company’s marketing focuses on domestic and foreign travel distributors who market vacation products and services directly to travelers. The Company has developed numerous important relationships with major travel distributors in Europe and in certain other key international origination areas. The Company’s marketing efforts with these distributors include direct sales efforts, brochures, trade advertising and trade shows in addition to effective account management of existing, long-standing relationships.

      The Company pursues marketing opportunities in other distribution channels as well. The Company intends to develop marketing programs aimed at travelers who purchase travel products and services through affinity groups, and the Company will pursue strategic relationships with the owners of non-travel-related consumer brands that represent a consumer base the Company wishes to target. Finally, to reach travelers who prefer to purchase leisure and travel products and services on the Internet, the Company currently is developing relationships with Internet companies to market the Company’s products and services on their web sites or provide links to the Company’s existing web sites (gvg.com, classiccustomvacations.com and globetrottervacations.com), as well as offering an Internet booking capability.

Business and Information Systems

      The Company believes the successful application of common business and information systems will be important to its ability to create operating efficiencies and establish a competitive advantage. The ongoing migration of systems for all of the Company’s domestic wholesale products to a shared system will enable the Company to spread maintenance and development costs across a broader customer base, facilitate the use of common operating platforms, reduce the costs and time requirements of developing external interfaces, and provide us with better inventory control, yield management and customer service capability. In addition, it is likely that application of system solutions will become increasingly important to enable the Company to integrate customer identification and profiling capabilities with reservation and operational business systems. This combination will enable the Company to leverage each customer encounter into a basis for generating repeat business and establishing a long-term relationship.

      Recognizing the importance of the rapid integration of information systems to its strategy, the Company in 1999 acquired Trase Miller Solutions, an organization that had a proprietary travel-related technology platform and experienced technology staff. Trase Miller’s technology and operating platform is expected to be integrated with the best aspects of the Company’s other domestic wholesale brands’ operating platforms into one common technology by 2001.

      In 1999, the Company added three new Global Distribution Systems (GDS) channels, Worldspan’s Tour Source, Amadeus’ Tour Source, and Sabre’s Tour Guide/ Sabre Tours, to its existing channel, Apollo/ Galileo’s LeisureShopper, which provide the Company with important distribution links to its travel agent community. GDS channels are considered the fastest, most convenient, and most cost effective means for travel agents to book the Company’s products.

Competition

      The Company competes with a variety of other providers of travel and travel-related products and services. Its principal competitors are other vacation providers, travel agencies and other retail and wholesale distributors of travel products and services. The Company also competes with travel suppliers, including some of the Company’s travel suppliers, that sell directly to individual travelers. The Company believes it competes for customers based upon the quality of the travel products and services delivered, price, specialized knowledge, reputation and convenience. The Company believes it is well-positioned to compete on these basis.

Employees

      The Company employs approximately 1,000 people, a majority of whom are located at the Company’s principal offices in San Jose, CA, New York, NY, Downers Grove, IL, Lake Success, NY and on location in Hawaii. Approximately 450 of the Company’s employees serve as reservations staff and the remainder serve in customer service and operations, sales and marketing, information systems and management and administration. The Company believes it enjoys good relations with its employees, none of whom are covered by any collective bargaining agreements.

QUALIFICATION OF FORWARD-LOOKING STATEMENTS

      The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, experience and the performance or achievements of the Company to be materially different from those anticipated, expressed or implied by the forward-looking statements. In evaluating the Company’s business, the following factors, in addition to the Risk Factors set forth below and other information set forth herein, should be carefully considered: successful integration of systems; factors affecting internal growth and management of growth; dependence on travel providers; success of the acquisition strategy and availability of acquisition financing; success in entering new segments of the travel market and new geographic areas; dependence on technology; labor and technology costs; advertising and promotional efforts; risks associated with the travel industry generally; seasonality and quarterly fluctuations; competition; and general economic conditions. In addition, the Company’s business strategy and growth strategy involve a number of risks and challenges, and there can be no assurance that these risks and other factors will not have a material adverse effect on the Company.

RISK FACTORS

      The following factors should be considered in addition to other information included in this Form 10-K.

Substantial Competition

      The package vacation industry is highly competitive and has relatively low barriers to entry. The Company competes primarily with other vacation providers, travel agencies and other retail and wholesale distributors of travel products and services, some of which are larger and have greater brand name recognition and financial resources than the Company. Competition within the package vacation industry is increasing as certain of the Company’s competitors are expanding their size and financial resources through consolidation. Certain package vacation providers that compete with the Company may have relationships with travel suppliers that give them preferred access to capacity or more competitive pricing than is available to the Company. Furthermore, some travel providers have a strong presence in particular geographic areas, which may make it difficult for the Company to attract customers in those areas. The Company also competes with travel suppliers, including some of the Company’s travel suppliers, that sell directly to individual travelers. These suppliers may restrict the availability of travel products or services or the ability of the Company to offer such products or services at preferential prices. Consolidation among travel suppliers has left the remaining suppliers in a stronger position relative to providers of travel products and services, such as the Company. As a result of competitive pressures, the Company’s revenues and margins may decline. There can be no assurance that the Company will be able to compete successfully, and the failure to compete successfully may have a material adverse effect on the business, financial condition and results of operations of the Company.

Changing Industry Dynamics; New Methods of Distribution

      Innovations in on-line technology such as the Internet have increased the ability of travel suppliers to distribute their travel products and services directly to travelers. Travelers can now use the Internet to access information about travel products and services and to purchase such products and services directly from suppliers, thereby bypassing both vacation providers such as the Company and retail travel agents through whom the Company receives a substantial majority of its revenues. In addition, recent erosion of commissions paid by travel suppliers, particularly airlines, to travel distributors has weakened the financial condition of many travel agents. Because the Company currently relies to a large extent on retail travel agencies for access to travelers and revenues, a shift in consumer purchasing away from travel agencies and toward direct purchasing from travel suppliers could have an adverse impact on the Company. Also, although the Company has a strategy to capitalize on the emergence of the Internet as an alternative distribution channel, there can be no assurance that such strategy will be successful or will not negatively impact the Company’s relationship with retail travel agents.

Dependence on Travel Suppliers

      The Company is dependent upon travel suppliers for access to their products and services. Certain travel suppliers, such as American Airlines, Inc. (“American Airlines”), Delta Air Lines, Inc. (“Delta”), Hawaiian Airlines, Inc. (“Hawaiian Airlines”), United Air Lines, Inc. (“United”), Four Seasons Hotels Inc., Hilton Hotels Corporation, Hyatt Hotels Corporation (“Hyatt”), Starwood Hotels & Resorts Worldwide, Inc., National Railroad Passenger Corporation (“Amtrak”), Alamo Rent A Car, LLC, and Avis Rent A Car, Inc., offer the Company (i) non-exclusive pricing that is preferential to published rates, enabling the Company to offer complete vacations at prices lower than generally would be available to individual travelers and retail travel agents, (ii) non-exclusive preferential access to inventory of their travel products and services, enabling the Company to assemble more desirable vacations for travelers, or (iii) in the case of certain travel suppliers, both non-exclusive preferential pricing and access to inventory. The Company’s travel suppliers generally can cancel or modify their agreements with the Company upon relatively short notice. In addition, any decline in the quality of travel products and services provided by these suppliers, or a perception by travelers of such a decline, could adversely affect the Company’s reputation. The loss of contracts, changes in the Company’s pricing agreements, commission schedules or incentive override commission arrangements, more restricted access to travel suppliers’ products and services or less favorable public opinion of certain travel suppliers and resulting low demand for the products and services of such travel suppliers could have a material adverse effect on the business, financial condition and results of operations of the Company.

Concentration in Hawaiian Marketplace

      In 1999, the Company derived approximately 47% of its gross revenues from products and services associated with vacations to Hawaii. Westbound travel was up 7% in 1999 after having been relatively flat the preceding three years, according to the Hawaii Visitor and Convention Bureau. A downturn in the market for vacations to Hawaii could have a material adverse effect on the business, financial condition and results of operations of the Company.

Management of Growth; Integration of Operations

      The Company has grown since March 1998 through internal expansion, new product introductions and extensions, as well as Acquisitions, and the Company expects to continue to grow in part through additional acquisitions. There can be no assurance that the executive management group will be able to manage effectively the combined entity or implement the Company’s operating and growth strategies. In addition, acquisitions have, and will continue to, put pressure on the Company’s personnel, computer systems and other corporate support systems. Any inadequacy of such systems to manage the increased size and scope of operations resulting from growth or the inability of the Company to integrate successfully future acquisitions could have a material adverse effect on the business, financial condition and results of operations of the Company.

      The Company will continue to improve its profitability by various means, including a continued reduction of redundant operating and overhead costs, increased asset utilization and enhanced purchasing power. The Company’s ability to sustain profitability improvements will be affected by various factors, such as the costs associated with centralizing its administrative functions and its ability to benefit from enhanced purchasing power, many of which are beyond the control of the Company. In addition, the Company’s ability to achieve its operating and growth goals will depend in large part on its ability to continue to consolidate and integrate certain administrative functions common to the Company. Such consolidation and integration has required substantial attention from senior management and may disrupt the operations of the Company, as management attention is diverted from other tasks, and as technological, practical or personnel issues arise. In addition, although some material capital expenditures currently are anticipated in connection with such consolidation and integration, there can be no assurance that such consolidation and integration will not result in the requirement to make material unanticipated capital expenditures. There can be no assurance that such consolidation and integration will be completed or that, if completed, the Company will recognize any economic benefit.

Dependence on Acquisitions for Future Growth

      One of the Company’s strategies is to increase its revenues and the markets it serves through acquisitions. Currently, the company intends to rely less on acquisitions and more on internal growth.

      There can be no assurance that suitable candidates for acquisitions can be found or, if suitable candidates are identified, that acquisitions can be completed on acceptable terms. In this regard, the Company faces competition from other package vacation providers as well as from travel suppliers and vertically integrated travel companies in its efforts to identify acquisition targets and complete acquisitions. In addition, as consolidation in the industry continues, the prices for attractive acquisition candidates may be bid up to higher levels, and there can be no assurance that businesses acquired in the future will achieve sales and profitability that justify the investment therein. The failure of the Company to acquire additional travel businesses may limit the Company’s ability to grow in the future.

      Future acquisitions may involve a number of risks that could adversely affect the business, results of operations and financial condition of the Company. These could include adverse short-term effects on the Company’s reported operating results such as those caused by severance payments to employees of acquired companies, difficulties in eliminating duplicative costs, restructuring charges associated with the acquisitions and other expenses associated with a change of control, as well as non-recurring acquisition costs. Acquisitions also may divert management’s attention, create difficulties with retention, hiring and training of key personnel, raise risks associated with unanticipated problems or legal liabilities and require non-cash accounting charges associated with the amortization of acquired intangible assets. Furthermore, although the Company conducts due diligence and generally requires representations, warranties and indemnifications from the former owners of acquired companies, there can be no assurance that such owners will have accurately represented the financial and operating conditions of their companies or will have the means to satisfy their indemnification obligations. If an acquired company’s financial or operating results were misrepresented, the acquisition could have a material adverse effect on the business, financial condition and results of operations of the Company.

Integration of Information and Business Systems

      The Company purchased Trase Miller Solutions in 1999 in order to obtain its technology and certain key personnel. The Company is currently exploring how to best combine our two primary operating platforms into one seamless system. Upon completion of this step, which is not expected to occur before 2001, we expect to further reduce our operating costs while achieving better inventory control, yield management and customer service.

      The Company believes that the combined existing and Trase Miller Solutions systems will provide adequately for the Company’s information and business system requirements, but there can be no assurance that the new combined system will in fact meet the Company’s needs. Prior to the company-wide implementation of the new combined system, the operation of multiple separate systems, including the systems of any businesses hereafter acquired by the Company, could adversely affect the Company’s ability to monitor and manage its operations. The failure of the Company to effectively manage the combination of the various systems into one common system or the failure of the new combined system to meet the Company’s information and business system requirements could have a material adverse effect on the business, financial condition and results of operations of the Company.

Dependence on Technology

      The Company’s business is dependent upon a number of different information and telecommunications technologies to access information and manage reservation systems, including handling a high volume of telephone calls on a daily basis. Rapid changes in these technologies may require greater than anticipated capital expenditures to improve or upgrade the level of customer service. In addition, the Company is dependent upon certain third-party vendors, including central reservation system operators such as SABRE Group Holdings, Inc. (“SABRE”), Galileo International, Inc. (“Galileo”) and WORLDSPAN, L.P. (“WORLDSPAN”) for access to certain information and will depend on such vendors in the future for electronic distribution of vacation products to retail travel agents and other travel intermediaries. Any failure of these systems could have a material adverse effect on the business, financial condition and results of operations of the Company.

Dependence on Customer Deposits and Advance Payments

      The Company derives substantial income from interest on customer deposits and advance payments. For 1999, the Company had interest income of $2.5 million, substantially all of which was derived from interest on customer deposits and advance payments. In addition, the Company’s pricing of its products and services is based, in part, upon the interest income expected to be received from investing these deposits and advance payments. The Company’s investment policy and the terms of the Company’s credit facility restrict the Company to investing these deposits and advance payments only in investment-grade securities. A failure of these investment securities to perform at their historical levels could reduce the interest income realized by the Company, which could have a material adverse effect on the business, financial condition and results of operations of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Quarterly Fluctuations; Seasonality

      The Company’s operating results have fluctuated from period to period and likely will continue to fluctuate in the future. The travel industry in general and the Company’s operations in particular are highly seasonal. The Company’s net revenues generally are highest in the second and third quarters of the year, while its expenses, as a percentage of gross revenues, generally are highest in the first and fourth quarters. The Company’s quarterly results of operations also may be subject to fluctuations as a result of the timing and cost of acquisitions, fare wars by travel suppliers, changes in relationships with certain travel suppliers, changes in the mix of services offered by the Company, extreme weather conditions, general economic conditions or other factors affecting travel generally. As a result of these and other factors, the Company’s quarterly operating results are subject to fluctuation, and the Company believes quarter-to-quarter comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, due to all of the foregoing factors, the Company’s operating results in future periods may be below the expectations of securities analysts and investors. In such event, the market price of the Common Stock could be materially adversely affected.

Reliance on Key Personnel

      The Company’s success will depend, in part, on the continued efforts of Roger H. Ballou, its Chairman, President and Chief Executive Officer, and Jay G. Stuart, its Executive Vice President and Chief Financial Officer, and the senior management of its Business Units. Furthermore, the Company’s operations likely will depend on the senior management of companies that may be acquired in the future. If any of these individuals becomes unwilling or unable to continue in his or her present role, or if the Company is unable to attract and retain other skilled employees, its business could be adversely affected. The Company does not maintain key person life insurance on any of its key personnel. Although the Company has entered into employment agreements with Messrs. Ballou and Stuart, they, like all other key employees, may voluntarily terminate their respective employment relationships with the Company at any time.

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

Acquisition Financing; Additional Dilution

      The Company currently intends to finance future acquisitions by using shares of Common Stock, cash, borrowed funds or a combination thereof. Existing shareholders will suffer ownership dilution if the Company uses Common Stock as consideration for future acquisitions. Moreover, the issuance of additional shares of Common Stock may negatively affect earnings per share and the market price of the Common Stock. If the Common Stock does not maintain a sufficient market value, if the price of Common Stock is highly volatile or if potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to use more of its cash resources or more borrowed funds in order to execute its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity offerings. The Company has entered into a credit facility that will provide a limited source of funds which may be used in connection with future acquisitions. There can be no assurance that this credit facility will be sufficient to meet all of the Company’s capital requirements to fund acquisitions or that the Company will be able to obtain additional financing if and when it is needed or that any such additional financing will be available on terms it deems acceptable.

Accounting Charges; Significant Intangible Assets

      Many business acquisitions must be accounted for under the purchase method of accounting, and the Company expects that, under current accounting rules, it will be required for the foreseeable future to account for all acquisitions under the purchase method. Acquisitions accounted for under the purchase method are likely to generate goodwill (which, generally, represents the difference between the purchase price and the fair value of the tangible and separately measurable intangible net assets) or other intangible assets. Consequently, acquisitions of new businesses typically would result in substantial amortization charges to the Company, which, although non-cash in nature, could have a significant impact on the Company’s reported operating results. Acquisitions also may involve significant one-time acquisition-related charges.

      Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited, and the Company’s management has determined that period to be at least 35 years for the goodwill recorded in connection with the Acquisitions. There can be no assurance that the Company’s management accurately determined the amortization period for the goodwill recorded in connection with the Acquisitions. If the Company failed to recognize a separate, material intangible asset having an actual benefit period of less than 35 years, or if the Company did not give effect to any accrued shorter benefit periods for certain material portions of the goodwill recorded in connection with the Acquisitions, then earnings reported in periods immediately following the Acquisitions will be overstated, and, in later years, the Company will be burdened by a continuing charge against earnings without an associated benefit to income which generally would have been factored into the price paid for the business acquired. Earnings in later years also will be significantly affected if management determined that the remaining balance of goodwill at any time was impaired. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business — Growth Strategy.”

Vacation Travel Industry; General Economic Conditions

      The Company’s results of operations will depend upon factors affecting the vacation travel industry generally. The Company’s revenues and earnings are especially sensitive to events that affect domestic and international air travel and the level of car rentals and hotel reservations. A number of factors, including political instability, armed hostilities, international terrorism, labor disturbances, a rise in fuel prices or other travel costs, excessive inflation, currency fluctuations, extreme weather conditions and concerns about passenger safety could result in a temporary or longer-term overall decline in demand for package vacations. The Company believes price-based competition will continue for the foreseeable future. The continuation of such competition and the occurrence of any of the events described above could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, demand for the Company’s products and services may be significantly affected by the general level of economic activity and employment in the United States and key international markets. Therefore, any significant economic downturn or recession in the United States or these other markets could have a material adverse effect on the business, financial condition and results of operations of the Company.

Voting Control by Existing Management and Shareholders

      Thayer Equity Investors III, L.P. (“Thayer”) and its affiliates own and control a substantial majority of the Common Stock of the Company. As of December 31, 1999, Thayer and its affiliates own beneficially 64.6% of the outstanding shares of Common Stock. As a result, Thayer and its affiliates are able to exercise control over the Company’s affairs and are able to elect the entire Board of Directors and control the disposition of any matter submitted to a vote of shareholders. In addition, the Company’s executive officers and directors, and entities affiliated with them, including Thayer and its affiliates, as of December 31, 1999, own beneficially shares of Common Stock representing 70.3% of the total voting power of the Common Stock.

Possible Volatility of Trading Price

      Prior to the initial public offering, there was no public market for the Common Stock and, although a public market has now been developed, there can be no assurance that the public market for the Common Stock will be active or continue. The market price of the Common Stock may be subject to significant fluctuations in response to numerous factors, including variations of the annual or quarterly results of the Company or its competitors, changes by financial research analysts in their estimates of the earnings of the Company or the failure of the Company to meet such estimates, conditions of the economy in general or in the travel industry in particular, unfavorable publicity or changes in applicable laws and regulations (or judicial or administrative interpretations thereof) affecting the Company or the travel service industry. From time to time, the stock market experiences significant price and volume volatility, which may affect the market price of the Common Stock for reasons unrelated to the Company’s performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. Any such litigation instigated against the Company could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on the business, results of operations and financial condition of the Company.

Shares Eligible for Future Sale; Registration Rights Agreement

      Sales of substantial amounts of Common Stock in the public market following the initial public offering could adversely affect the prevailing market price of the Common Stock and the Company’s ability to raise capital in the future. Upon completion of the initial public offering (“IPO”), the Company had a total of 14,747,576 shares of Common Stock outstanding, of which the 3,000,000 shares offered were freely tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”), by persons other than “affiliates” of the Company, as defined under the Securities Act. The remaining 11,747,576 shares of Common Stock outstanding were “restricted securities” as that term is defined by Rule 144 promulgated under the Securities Act. Of these shares, approximately 740,238 shares are eligible for sale in the public market pursuant to Rule 144(k) under the Securities Act and the remaining 11,007,338 shares are eligible for sale in the public market from time to time.

      On January 14, 1999, the Company registered on Form S-8 under the Securities Act the shares of Common Stock issuable under the Stock Option Plan. Of the 2,000,000 shares to be issuable under this Stock Option Plan, approximately 1,372,186 shares were subject to outstanding options as of December 31,1999. At any time a number of shares equal to 12% of the then outstanding shares of Common Stock will be reserved for issuance under the Stock Option Plan.

      Holders of approximately 11,747,576 shares of Common Stock are entitled to certain registration rights with respect to such shares. If such holders, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, such sales could have an adverse effect on the trading price of the Common Stock. In addition, if the Company is required, pursuant to such registration rights, to include shares held by such persons in a registration statement that the Company files to raise additional capital, the inclusion of such shares could have an adverse effect on the Company’s ability to raise needed capital.

No Dividends

      The Company does not expect to pay cash dividends on Common Stock in the foreseeable future. In addition, under its credit agreement, the Company is prohibited from paying dividends on its shares of capital stock other than dividends payable solely in shares of Common Stock.

ITEM 2.  PROPERTIES

      The Company’s headquarters are located in Washington, D.C. As of December 31, 1999, the Company’s other principal facilities consist of leased offices, of which the largest are located in New York, NY, Downers Grove, IL and San Jose, CA. The Company believes these facilities are adequate to meet its anticipated needs. As the Company continues to implement its growth strategy, certain changes are expected, such as combinations of facilities, expansion of other facilities, and the implementation of new call centers or shared services centers.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not involved in any legal proceedings other than various legal actions arising in the ordinary course of business. The Company believes none of these actions will have a material adverse effect on its business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      NONE

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The Company’s Common Stock has been traded on The New York Stock Exchange under the symbol “GVG” since its initial public offering in July 1998. The following table sets forth the high and low closing prices for each period shown, as quoted on The New York Stock Exchange:

1998	HIGH		LOW

Third Quarter (from July 31, 1998)	$15		$7	1/4

Fourth Quarter	$11	1/4	$5	7/16

1999

First Quarter	$14	1/4	$8	3/8

Second Quarter	$13	5/16	$4	3/16

Third Quarter	$6	1/8	$4	3/8

Fourth Quarter	$4	1/2	$2	3/4

      The closing price of the Company’s Common Stock, as reported by The New York Stock Exchange, on March 1st, 2000 was $3  13/16. The approximate number of record holders of the Common Stock as of March 1, 2000 was 56.

      The Company has not paid any cash dividends during the last two years. The Company intends to retain all of its earnings, if any, to finance the expansion of its business and for general corporate purposes, including future acquisitions, and does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. In addition, the Company’s line of credit includes restrictions on the ability of the Company to pay cash dividends without the consent of the lender.

ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data was derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, except for the balance sheet data as of December 31, 1995 which was not audited. The results of operations for the year ended December 31, 1999, are not necessarily indicative of the results to be expected for any future period. The information in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,

	1999	1998	1997	1996	1995

	(in thousands, except per share data)

Statement of Operations Data:

Net revenues	$126,000	$90,421	$24,255	$22,259	$18,464

Operating expenses	111,688	69,386	17,852	16,025	13,316

Gross profit	14,312	21,035	6,403	6,234	5,148

General and administrative expenses(1)	13,269	10,248	7,797	6,905	5,702

Depreciation and amortization	5,929	2,779	182	154	131

Income (loss) from operations	(4,886)	8,008	(1,576)	(825)	(685)

Other income (expense):

Interest income	2,529	2,480	556	581	521

Interest expense	(2,331)	(1,504)	—	—	—

Other, net	47	26	41	(4)	67

Total other income	245	1,002	597	577	588

Income (loss) before income taxes and extraordinary item	(4,641)	9,010	(979)	(248)	(97)

Income tax benefit (expense)	1,416	(3,908)	(124)	(122)	(106)

Income (loss) before extraordinary item	(3,225)	5,102	(1,103)	(370)	(203)

Extraordinary item, net of income tax benefit of $144 for 1999 and $244 for 1998	(257)	(379)	—	—	—

Net income (loss)	(3,482)	4,723	(1,103)	(370)	(203)

Preferred dividend	—	(2,519)	—	—	—

Net income (loss) available to common shareholders	$(3,482)	$2,204	$(1,103)	$(370)	$(203)

Net income (loss) per share:

Basic and Diluted	$(0.24)	$0.22	$(0.21)

Weighted average shares outstanding:

Basic	14,555	9,931	5,291

Diluted	14,555	9,990	5,291

	December 31,

	1999	1998	1997	1996	1995

	(in thousands)

Balance Sheet Data:

Cash, cash equivalents and short-term investments	$24,255	$32,663	$7,909	$8,256	$7,896

Working capital (deficit)	(49,513)	(24,867)	(78)	1,256	2,710

Total assets	178,675	134,060	19,375	19,677	17,713

Total debt	29,513	6,663	—	—	—

Shareholders’ equity	48,964	53,585	358	1,673	3,151

(1)	General and administrative expenses for the years ended December 31, 1997, 1996 and 1995 include salary and bonuses to the prior owners and certain key employees of the Company of $5.8 million, $4.8 million and $3.8 million, respectively. General and administrative expenses for the year ended December 31, 1998 include approximately $1.1 million of expenses incurred in connection with the Recapitalization.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

      Global Vacation Group, Inc. (“GVG” or the “Company”) assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers through retail travel distributors, such as travel agents, and other distribution channels including the Internet and affinity groups. In March 1998, the Company was recapitalized and between March 1998 and June 1999 acquired the stock or assets of seven other vacation providers and one information system provider. Through these acquisitions, GVG acquired the outstanding capital stock of Haddon Holidays, Inc. (“Haddon”), Classic Custom Vacations (“Classic”), Globetrotters, Inc. (“Globetrotters”), Friendly Holidays, Inc. (“Friendly”), Island Resort Tours, Inc. (“Island”), International Travel & Resorts, Inc. (“ITR”), substantially all the assets of MTI Vacations, Inc. (“MTI”), and Trase Miller Solutions, Inc. (“Trase Miller”) (collectively, the “Acquisitions” or the “Acquired Businesses”). The consideration for the Acquisitions consisted primarily of cash. Each acquisition has been accounted for under the purchase method of accounting. The accompanying financial statements for the years ended December 31, 1999 and 1998 include the results of operations for each of the Acquisitions from their respective acquisition dates.

      Net revenues include commissions and markups on travel products and services, volume bonuses received from travel suppliers, cancellation fees and other ancillary fees such as travel waiver premiums and are generally recognized upon the commencement of travel. For the years ended December 31, 1999 and 1998, the Company had net revenues of $126.0 million and $90.4 million, respectively, and net income (loss), before extraordinary charges, of ($3.2) million and $5.1 million, respectively, derived from a total dollar value of travel products and services of $543.6 million and $410.2 million, respectively.

      Operating expenses include travel agent commissions, salaries, credit card merchant fees, telecommunications, advertising and other costs associated with the selling and processing of travel reservations, products and services. Commission payments to travel agents are typically based on a percentage of the price paid for the travel product or service, but in certain circumstances are fixed dollar amounts. Reservations agents are compensated either on an hourly basis, a commission basis or a combination of the two. The Company’s telephone costs primarily relate to the cost of incoming calls on toll-free numbers. General and administrative expenses consist primarily of compensation and benefits to administrative and other non-sales personnel, fees for professional services, and other general office expenses.

      The Company derives a significant portion of its pre-tax income from interest earned on funds related to customer deposits and prepayments for vacation products. Generally, the Company requires a deposit within one week of making a travel reservation. Reservations are typically made two to three months prior to departure. Additionally, for packaged tours, the Company generally requires that the entire cost of the vacation be paid in full 45 to 60 days before departure, unless reservations are made closer to departure. While terms vary, the Company generally pays for all non-air components of the vacation after the customer’s departure. In the period between receipt of a deposit or prepayment and the payment of related expenses, these funds are generally invested in cash and investment-grade securities. This cycle is typical in the packaged tour industry, and earnings generated on deposits and prepayments are integral to the Company’s operating model and pricing strategies. For the years ended December 31, 1999 and 1998, the Company had interest income of $2.5 million and $2.5 million, respectively.

      The lower than expected operating results for the year ended December 31, 1999 reflect primarily the previously announced revenue and margin shortfalls at the Company’s Globetrotters brand. These problems were discovered to be greater than originally anticipated and were compounded by the negative earnings effect of the Company’s long-term investment in technology. The underlying causes of the shortfalls at the Globetrotters brand were a series of business integration driven operating problems and a lack of sufficient management controls. Management believes it has identified the operating problems and has put measures in place to respond to them. Due to the long lead times, however, the Company doesn’t expect to see any material benefit from these efforts until the year 2000 operating results are complete.

Results of Operations

The Company

      The following table sets forth certain historical operating data for the Company as a percentage of net revenues (in thousands).

	Years Ended December 31,

	1999		1998		1997

	Amount	%	Amount	%	Amount	%

Net revenues	$126,000	100.0%	$90,421	100.0%	$24,255	100.0%

Operating expenses	111,688	88.6	69,386	76.7	17,852	73.6

Gross profit	14,312	11.4	21,035	23.3	6,403	26.4

General and administrative expenses	13,269	10.5	10,248	11.3	7,797	32.1

Depreciation and amortization	5,929	4.7	2,779	3.1	182	0.8

Income (loss) from operations	(4,886)	(3.8)	8,008	8.9	(1,576)	(6.5)

Interest income	2,529	2.0	2,480	2.7	556	2.3

Interest expense	(2,331)	(1.9)	(1,504)	(1.7)	—	—

Other, net	47	—	26	—	41	0.2

Income (loss) before income taxes, and extraordinary item	(4,641)	(3.7)	9,010	9.9	(979)	(4.0)

Income tax benefit (expense)	1,416	1.1	(3,908)	(4.3)	(124)	(0.5)

Income (loss) before extraordinary item	(3,225)	(2.6)	5,102	5.6	(1,103)	(4.5)

Extraordinary item, net of income tax benefit of $144 for 1999 and $244 for 1998	(257)	(0.2)	(379)	(0.4)	—	—

Net Income (loss)	(3,482)	(2.8)	4,723	5.2	(1,103)	(4.5)

Dividends on Class A Convertible Preferred Stock	—	—	(2,519)	(2.8)	—	—

Net income (loss) available to common shareholders	$(3,482)	(2.8)%	$2,204	2.4%	$(1,103)	(4.5)%

1999 COMPARED TO 1998

      Net revenues for the years ended December 31, 1999 and 1998, were $126.0 million and $90.4 million, respectively, which reflects the combined net revenues of the Company and the Acquired Businesses for such periods. The increase in net revenues of 39.3% for the year ended December 31, 1999 was due to the effect of the Acquired Businesses, partially offset by revenue shortfalls at the Globetrotters brands and lower than expected Millennium-related travel.

      Operating expenses for the year ended December 31, 1999 and 1998, were $111.7 million and $69.4 million, respectively, or 88.6% and 76.7%, respectively, of net revenues. The increase in operating expense as a percentage of net revenues is primarily due to the higher operating expense ratios of the Acquired Businesses. The higher operating expenses, combined with the net revenue shortfall at Globetrotters, resulted in a decrease of gross profit percentage of 11.9% for the year ended December 31, 1999 from the prior year.

      General and administrative expenses for the year ended December 31, 1999 and 1998 were $13.3 million and $10.2 million, respectively, or 10.5% and 11.3%, respectively, of net revenues. After excluding the effect of $1.1 million in recapitalization expenses for the year ended December 31, 1998, general and administrative expense, as a percentage of net revenues, increased slightly to 10.5% from 10.1% for the year ended December 31, 1999 compared to the same period in 1998. This increase was due to the effect of the Acquired Business.

      Depreciation and amortization for the years ended December 31, 1999 and 1998 was $5.9 million and $2.8 million or 4.7% and 3.1%, respectively, of net revenues. The increase is due to the additional amortization of intangible assets resulting from the Acquisitions made in 1999, the full year effect of the 1998 acquisitions and $6.0 million of capital expenditures in 1999 primarily for computer hardware and software including internally developed software.

      Interest income for the years ended December 31, 1999 and 1998 was $2.5 million and $2.5 million, respectively, or 2.0% and 2.7%, respectively, of net revenues. The decrease in interest income as a percent of net revenues is due to the use of cash to support acquisitions and to support higher operating costs in 1999 as well as lower interest rates earned as the Company transitioned maturing short-term investments from the Acquired Businesses to investment grade securities to comply with the Company’s investment policies.

      Interest expense for the years ended December 31, 1999 and 1998 was $2.3 million and $1.5 million, respectively. The increase is due to higher borrowing levels and increased bank interest rates in 1999.

      The benefit for income taxes for the year ended December 31, 1999 was $1.4 million at an effective tax rate of 30.5%. The provision for income taxes for the year ended December 31, 1998 was $3.9 million at an effective tax rate of 43.4%. The decrease in the effective tax rate is due to the effect of certain non-deductible expenses and the termination of the Company’s S corporation status in 1998.

      Net loss for the year ended December 31, 1999 includes an extraordinary charge of $257,000, net of a tax benefit of $144,000, related to the write-off of deferred financing costs associated with the restructuring of the Company’s credit facility.

      Net loss available to common shareholders for the year ended December 31, 1999 was $3.5 million or 2.8% of net revenues compared net income available to common shareholders for the year ended December 31, 1998 of $2.2 million, or 2.4% of net revenues, after dividends on convertible preferred stock of $2.5 million.

1998 COMPARED TO 1997

      Net Revenues. Net revenues for the years ended December 31, 1998 and 1997, increased to $90.4 million from $24.3 million, respectively, representing an increase of 272.0%. The increase is due to net revenues generated by the businesses acquired in 1998.

      Operating expenses. Operating expenses increased to $69.4 million for the year ended December 31, 1998, from $17.9 million for the year ended December 31, 1997, representing an increase of 287.7%. The increase is a result of additional operating expenses from the Acquired Businesses. As a percentage of net revenues, operating expenses increased to 76.7% for the year ended December 31, 1998, from 73.6% for the year ended December 31, 1997. The increase in operating expenses as a percent of net revenues was primarily due to the combination of the various gross margins the businesses acquired in 1998.

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

      Net Income. Net income increased to $4.7 million for the year ended December 31, 1998, as compared to a net loss of $1.1 million for the year ended December 31, 1997, or 5.2% and (4.5%) of net revenues, respectively, was attributable largely to the net income of the businesses acquired in 1998 and $1.1 million in transaction expenses related to the Recapitalization in 1998 and the reduction of compensation paid to shareholders in 1997.

Liquidity and Capital Resources

      The Company receives advance payments and deposits prior to commencement of travel. The Company’s pricing of its products and services is determined, in part, based upon the amount and timing of advance payments received. A number of states have regulations with respect to the financial security and handling of customer deposits made in advance of travel. The Company believes it is in compliance with all applicable regulations relating to customer deposits. Although each of the Acquired Businesses has operated with different investment strategies, the Company oversees cash and investments on a centralized basis. The Company’s investment policy and its credit facility restrict investments to investment-grade securities.

      On October 28, 1999 the Company was required to amend and restate its credit agreement (the “Second Amended Agreement”) with the Lenders. The Second Amended Agreement changes the previously established acquisition line of credit into a revolving line and adjusts the total capacity of the facility to $41 million, which matures on January 31, 2002. The commitment allows for borrowings for working capital purposes up to $35 million, and if available under the $41 million total commitment up to $10 million to standby letters of credit. The total commitment calls for scheduled reductions of $5 million on January 14, 2000, December 31, 2000 and December 31, 2001 with the final commitment reduction of $26 million at maturity. The Company made a voluntary permanent reducing payment of $5 million in December 1999 satisfying the scheduled reduction due January 14, 2000. As of December 31, 1999, the Company had $29.4 million outstanding as advances for working capital purposes and $5.7 million in standby letters of credit secured by the facility with availability of up to $0.6 million for additional borrowings or up to $0.9 million to secure standby letters of credit. The Lenders have agreed to issue additional standby letters of credit up to a total of $10 million provided that the Company secures standby letters of credit not secured by the Facility with cash deposits. Under the Second Amended Agreement, the Company will continue to pay interest at ABR Advance or Eurodollar Advance rates plus an applicable margin.

      The Second Amended Agreement also altered certain of the requirements of the Company to meet certain financial ratios and covenants, including minimum EBITDA, minimum customer deposit coverage, interest coverage, and limitations on capital expenditures. The Company received relief from the fixed charge ratio and leverage ratio until October 1, 2000. In exchange for these waivers, the Company agreed to a fee equal to 1.5% of the outstanding credit facility. If the Company is not profitable commencing in the second quarter of 2000 and for the year ending December 31, 2000, it is unlikely that the Company would remain in compliance with the financial covenants of its credit agreement. Although there can be no assurance that the Company will meet its financial covenants, management believes that the Company will be able to operate under the amended credit agreement for at least the coming year. If the Company is unable to meet its financial ratios and covenants, the Lenders could require the Company to repay the entire outstanding loan. In that event, the Company would be required to generate additional equity or cash from sources other than operations. Although the Company believes it has the ability to generate additional equity, such actions may be dilutive and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable to the Company.

      The Second Amended Agreement also contains an additional fee provision of up to 1.5% of the amount of the total facility commitment if the Company does not raise a minimum of $25 million in equity. The additional fee is earned by the Lenders in 0.25% increments of 90, 120, 150, 180, 240, 300 days after the date of the Second Amended Agreement. Management currently expects that the Company will be subject to the additional fees under the Second Amended Agreement for part or all of the coming year.

      Net cash provided by operating activities for the year ended December 31, 1999 was $8.0 million as compared to $15.5 million in net cash used by operating activities in the year ended December 31, 1998. The increase of approximately $23.5 million in operating cash flows relates primarily to the increase in customer deposits and accounts payable/accrued expenses, partially offset by lower profitability and higher accounts receivables, for the year ended December 31, 1999 in comparison to the same period in 1998.

      The Company made capital expenditures of $6.0 million for the year ended December 31, 1999 and $2.3 million for the year ended December 31, 1998. The Company used $31.0 million of cash, net of cash acquired, for acquisitions for the year ended December 31, 1999 and $29.6 million for the year ended

December 31, 1998. The Company borrowed approximately $33.6 million from its credit facility to finance the acquisitions of Friendly, Trase Miller, ITR, and Island during the year ended December 31, 1999 and repaid approximately $10.8 million in credit facility borrowings.

      Management has seen strong advance bookings for year 2000. The advance bookings currently are up in the mid to high teens, compared to the same time last year. The positive trend in year 2000 booking patterns is a result of strong advance bookings at Classic Custom Vacations from existing products, the recent introduction of a Mexico vacation product line and expansion of Caribbean, U.S. and European destination products. The Company’s in-bound travel brand, Allied Tours, also continues to post slow growth as a result of continued softness in the Latin American and Asian economies while the corrections at the Globetrotters brand will take time to stabilize and result in positive sales improvement.

      The success and future of the Company is dependent on its ability to maximize revenue growth and profitability from its Classic Custom Vacations and Allied Tours brands, while turning around the performance of its Globetrotters brand. Management believes that it has addressed the integration driven operating problems at Globetrotters. If, however, management is unsuccessful in its efforts at Globetrotters, then the Company may be required to restructure some of its operations. If the Company is required to restructure or sell certain of its operations, there can be no assurances that the carrying value of the Company’s assets will be fully realized.

YEAR 2000

      During the year ended December 31, 1999, the Company completed a coordinated Company-wide review of each business unit to identify dependent systems and to evaluate the potential exposure to the Y2K issue prior to year end. The Company completed the upgrade and replacement of systems potentially exposed to the Y2K issue. The Company did not experience an immediate adverse impact from the transition to the Year 2000. However, we cannot provide assurance that we or our suppliers and customers have not been affected in a manner that is not yet apparent. In addition, some computer programs that were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, we will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our suppliers and customers.

      The Company estimates that the total cost of its Y2K program, including auditing and monitoring its vendors, inspecting its own systems and, where necessary, migrating or converting its existing systems to new systems, has been approximately $2.8 million.

New Accounting Standards

      In June 1998, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management has considered the impact of this statement, and believes it does not have a material impact upon the Company’s results of operations or financial position.

      In March 1998, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position 98-1 (“SOP 98-1”) “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires the Company to capitalize internal computer software costs once the capitalization criteria are met. SOP 98-1 was effective January 1, 1999, and is applied to all projects in progress upon initial application. Based on the adoption of SOP 98-1, the Company capitalized approximately $2.1 million related to the Company’s internal systems during the year ended December 31, 1999.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk from changes in interest rates. The Company prices its products and services, in part, based upon the interest income expected to be received from investing customer deposits and advance payments. The Company’s investment policy and the terms of the Company’s credit facility restrict the Company to investing these deposits and advance payments only in investment-grade securities. A failure of these investment securities to perform at their historical levels could reduce the interest income realized by the Company, which could have a material adverse effect on the business, financial condition and results of operations of the Company.

      Borrowings under the Company’s credit facility are also sensitive to changes in interest rates. The fair value of any fixed rate debt is subject to change as a result of movements in interest rates. Such changes could have material adverse effect on the Company’s financial position and results of operations and could also impact the Company’s ability to successfully complete acquisitions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Global Vacation Group, Inc.:

We have audited the accompanying consolidated balance sheets of Global Vacation Group, Inc., (a New York corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Vacation Group, Inc., and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Vienna, Virginia

February 9, 2000

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	1999	1998

ASSETS

Current assets:

Cash and cash equivalents (includes $1,219 and $3,248 of restricted cash, respectively)	$24,152	$30,317

Short-term investments	103	2,346

Accounts receivable, net of allowance of $1,222, and $982, respectively	20,068	14,884

Loans receivable from shareholders	105	151

Other current assets	10,718	6,547

Total current assets	55,146	54,245

Property and equipment, net	22,615	5,158

Related party and other long-term receivables	963	2,490

Intangible assets, net	97,754	65,131

Other assets	2,197	7,036

Total assets	$178,675	$134,060

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$62,873	$39,869

Customer deposits	36,704	33,943

Current portion of long-term debt	5,082	5,300

Total current liabilities	104,659	79,112

Long-term debt, net of current portion	24,431	1,363

Other long-term liabilities	621	—

Total liabilities	129,711	80,475
Commitments and Contingencies

Shareholders’ equity:

Preferred Stock, $.01 par value, 6,000,000 shares authorized, no shares issued and outstanding	—	—

Common Stock, $.01 par value, 60,000,000 shares authorized, 14,775,816, and 14,747,576 shares issued, respectively	148	147

Deferred compensation	(28)	(430)

Additional paid-in capital	95,771	95,122

Retained deficit	(44,611)	(41,129)

Treasury stock, 382,991 and 12,000 shares at cost, respectively	(2,316)	(125)

Total shareholders’ equity	48,964	53,585

Total liabilities and shareholders’ equity	$178,675	$134,060

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For The Years Ended December 31,

	1999	1998	1997

Net revenues	$126,000	$90,421	$24,255

Operating expenses	111,688	69,386	17,852

Gross profit	14,312	21,035	6,403

General and administrative expenses	13,269	10,248	7,797

Depreciation and amortization	5,929	2,779	182

Income (loss) from operations	(4,886)	8,008	(1,576)

Other income (expense)

Interest income	2,529	2,480	556

Interest expense	(2,331)	(1,504)	—

Other	47	26	41

Total	245	1,002	597

Income (loss) before income taxes and extraordinary item	(4,641)	9,010	(979)

Income tax benefit (expense)	1,416	(3,908)	(124)

Income (loss) before extraordinary item	$(3,225)	$5,102	$(1,103)

Extraordinary item, net of income tax benefit of $144 for 1999 and $244 for 1998	(257)	(379)	—

Net income (loss)	(3,482)	4,723	(1,103)

Dividends on Class A Convertible Preferred Stock	—	(2,519)	—

Net income (loss) available to common shareholders	$(3,482)	$2,204	$(1,103)

Basic income (loss) per share:

Income (loss) per share before extraordinary item	$(0 .22)	$0 .26	$(0.21)

Extraordinary item per share	$(0 .02)	$(0 .04)	$—

Basic income (loss) per share	$(0 .24)	$0 .22	$(0.21)

Diluted income (loss)per share:

Income (loss) per share before extraordinary item	$(0 .22)	$0 .26	$(0.21)

Extraordinary item per share	$(0 .02)	$(0 .04)	$—

Diluted income (loss) per share	$(0 .24)	$0 .22	$(0.21)

Weighted average shares outstanding:

Basic	14,555	9,931	5,291

Weighted average shares outstanding:

Diluted	14,555	9,990	5,291

The accompanying notes are in integral part of these consolidated financial statements.

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

			Shareholders’ Equity (Deficit)
	Redeemable
	Convertible
	Preferred Stock		Common Stock		Additional
					Paid-In	Deferred
	Shares	Amount	Shares	Amount	Capital	Compensation

Balance, December 31, 1996	—	$—	5,291,262	$53	$—	$—

Net loss	—	—	—	—	—	—

Distributions	—	—	—	—	—	—

Balance, December 31, 1997	—	—	5,291,262	53	—	—

Redemption of common stock	—	—	(1,799,025)	(18)	—	—

Class A Convertible Preferred stock dividend	25,762	25,762	—	—	—	—

Issuance of common and Class A Convertible Preferred stock	27,014	27,014	4,305,689	43	3,486	—

Accrued dividend on Class A Convertible Preferred stock	—	2,519	—	—	—	—

Fair value adjustment for securities available for sale, net	—	—	—	—	—	—

Issuance of common stock from Initial Public Offering	—	—	3,000,000	30	35,900	—
Conversion of Class A

Convertible Preferred Stock	(52,776)	(55,295)	3,949,650	39	55,256	—

Deferred compensation	—	—	—	—	480	(480)

Amortization of deferred compensation	—	—	—	—	—	50

Purchase of treasury stock	—	—	—	—	—	—

Net income	—	—	—	—	—	—

Distributions	—	—	—	—	—	—

Balance, December 31, 1998	—	—	14,747,576	147	95,122	(430)

Exercise of options	—	—	28,240	1	22	—

Amortization of deferred compensation	—	—	—	—	—	52

Deferred compensation	—	—	—	—	(350)	350

Escrow settlement proceeds	—	—	—	—	977	—

Purchase of treasury stock	—	—	—	—	—	—

Net loss	—	—	—	—	—	—

Balance, December 31, 1999	—	$—	14,775,816	$148	$95,771	$(28)

	Shareholders’ Equity (Deficit)

	Retained
	Earnings	Treasury
	(Deficit)	Stock	Total

Balance, December 31, 1996	$1,620	$—	$1,673

Net loss	(1,103)	—	(1,103)

Distributions	(212)	—	(212)

Balance, December 31, 1997	305	—	358

Redemption of common stock	(12,873)	—	(12,891)

Class A Convertible Preferred stock dividend	(25,762)	—	(25,762)

Issuance of common and Class A Convertible Preferred stock	—	—	3,529

Accrued dividend on Class A Convertible Preferred stock	(2,519)	—	(2,519)

Fair value adjustment for securities available for sale, net	(8)	—	(8)

Issuance of common stock from Initial Public Offering	—	—	35,930
Conversion of Class A

Convertible Preferred Stock	—	—	55,295

Deferred compensation	—	—	—

Amortization of deferred compensation	—	—	50

Purchase of treasury stock	—	(125)	(125)

Net income	4,723	—	4,723

Distributions	(4,995)	—	(4,995)

Balance, December 31, 1998	(41,129)	(125)	53,585

Exercise of options	—	—	23

Amortization of deferred compensation	—	—	52

Deferred compensation	—	—	—

Escrow settlement proceeds	—	—	977

Purchase of treasury stock	—	(2,191)	(2,191)

Net loss	(3,482)	—	(3,482)

Balance, December 31, 1999	$(44,611)	$(2,316)	$48,964

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,

	1999	1998	1997

Cash flows from operating activities:

Net (loss) income	$(3,482)	$4,723	$(1,103)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

Depreciation and amortization	5,929	2,779	182

Write-off of deferred financing costs	401	623	—

Amortization of deferred financing costs	248	95	—

Amortization of deferred compensation	52	50	—
Changes in assets and liabilities, excluding effect of acquisitions

Accounts receivable	(3,954)	5,870	(470)

Other assets	(653)	(7,024)	(74)

Accounts payable and accrued expenses	10,264	(4,467)	(606)

Customer deposits	(3,248)	(17,808)	(98)

Other liabilities	2,465	(308)	—

Net cash provided (used) by operating activities	8,022	(15,467)	(2,169)

Cash flows from investing activities:

Purchases of property and equipment	(5,986)	(2,272)	(170)

Net proceeds from short-term investments	2,243	20,170	1,744

Acquisitions, net of cash acquired	(30,975)	(29,629)	—

Net cash provided by (used in) investing activities	(34,718)	(11,731)	1,574

Cash flows from financing activities:

Net payments on loans to/from related parties	—	(3,558)	2,204

Distributions to shareholders	—	(4,995)	(212)

Proceeds from borrowings under credit agreement	33,625	46,688	—

Repayment of borrowings under credit agreement	(10,776)	(40,025)	—

Repayment of promissory note	—	(4,000)	—

Deferred financing costs	(1,127)	(1,126)	—

Proceeds from settlement of escrow	977	—	—

Redemption of common stock	—	(8,891)	—

Net proceeds from Initial Public Offering	—	35,930	—

Net proceeds from issuance of common and preferred stock	23	30,543	—

Purchases of treasury stock	(2,191)	(125)	—

Net cash provided by financing activities	20,531	50,441	1,992

Net increase (decrease) in cash and cash equivalents	(6,165)	23,243	1,397

Cash and cash equivalents beginning of period	30,317	7,074	5,677

Cash and cash equivalents end of period	$24,152	$30,317	$7,074

Supplemental disclosures of cash flow information:

Cash paid for:

Interest	$1,501	1,937	—

Income taxes	$177	3,289	48

Supplemental disclosures of non cash investing and financing activities:

Issuance of promissory note in connection with the redemption of common stock	$—	4,000	—

Class A Convertible Preferred stock dividend	$—	25,762	—

Dividend accretion on Class A Convertible Preferred stock	$—	2,519	—

The accompanying notes are an integral part of these consolidated financials statements

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business Description and Organization

      Global Vacation Group, Inc. (the “Company” or “GVG”) is one of the largest U.S. providers of value-added vacation products and services targeted to higher-income travelers. The Company assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers through retail travel distributors, such as travel agents, and other distribution channels, including the Internet and affinity groups. The Company provides flexible independent travel programs for individuals as well as escorted tours and group packages. Global Vacation Group, Inc.’s common stock is traded on the New York Stock Exchange under the symbol “GVG”.

      Headquartered in Washington D.C., the Company markets its major products under the brand names Classic Custom Vacations, Vacations By Globetrotters, and Allied Tours. Classic Custom Vacations creates customized vacation packages for U.S. travelers seeking an individualized vacation. The Globetrotters brand is targeted to the popular priced vacation buyer. The Allied Tours brand creates packages for international travelers visiting the U.S.

      In March 1998, the Company was recapitalized and between March 1998 and June 1999 acquired the stock or assets of seven other vacation providers and one information system provider. Through these acquisitions, GVG acquired the outstanding capital stock of Haddon Holidays, Inc. (“Haddon”), Classic Custom Vacations (“Classic”), Globetrotters, Inc. (“Globetrotters”), Friendly Holidays, Inc. (“Friendly”), Island Resort Tours, Inc. (“Island”), International Travel & Resorts, Inc. (“ITR”), and substantially all the assets of MTI Vacations, Inc. (“MTI”), and Trase Miller Solutions, Inc. (“Trase Miller”) (collectively, the “Acquisitions” or the “Acquired Businesses”).

Risks and Other Important Factors

      For the year ended December 31, 1999, the Company incurred a net loss of $3.5 million stemming in part from a decrease in gross profit of approximately $6.7 million from 1998. As a result of these losses, the Company was required in October 1999 to amend and restate its credit agreement (see Note 6). The credit agreement, as amended, requires the Company to meet certain financial ratios and covenants. If the Company is not profitable commencing in the second quarter of 2000 and for the year ended December 31, 2000, it is unlikely that the Company would remain in compliance with the financial covenants of its credit agreement. Although there can be no assurance that the Company will meet its financial covenants, management believes that the Company will be able to operate under the amended credit agreement for at least the coming year.

      If the Company is unable to meet its financial ratios and covenants, the Lenders could require the Company to repay the entire outstanding loan. In that event, the Company would be required to generate additional equity or cash other than from operations. Although the Company believes it has the ability to generate additional equity, these actions may be dilutive and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable to the Company.

      The success and future of the Company is dependent on its ability to maximize revenue growth and profitability from its Classic Custom Vacations and Allied Tours brands, while turning around the performance of its Vacations By Globetrotters brand. Management believes that it has addressed the integration driven operating problems at Globetrotters. If, however, management is unsuccessful in its efforts at Globetrotters, then the Company may be required to restructure its operations. If the Company is required to restructure or sell certain of its operations, there can be no assurances that the carrying value of the Company’s assets will be fully realized.

      The Company’s operations are subject to certain risks and uncertainties, including, among others, current and potential competitors with greater resources, dependence on effective information systems, changing industry dynamics related to new methods of distribution within the travel industry, industry consolidations, seasonal fluctuations in operating results, dependence on rapidly changing technologies, reliance on key

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

personnel, international political and economic conditions impacting travel patterns, and dependence on travel suppliers.

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

Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of money market investments. At December 31, 1999, approximately $1.2 million of cash is restricted pursuant to contracts between the Company and one of its private label partners that require customer payments for future travel be deposited to an escrow account. Prior to departure, funds may be expended only for certain direct costs.

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

Revenue Recognition

      Net revenues consist primarily of markups on travel packages. The Company generally recognizes net revenue when earned on the date of travel net of all cancellations and changes to reservations booked. For the years ended December 31, 1999, 1998 and 1997, net revenues are derived from sale of travel products and services with a value of $543.6 million, $410.2 million and $125.8 million, respectively, net of $417.6 million, $319.8 million and $101.5 million, respectively, in direct costs to suppliers.

Operating Expenses

      Operating expenses include commissions, salaries, benefits and payroll tax expenses, communications, facilities and other costs associated with the selling and processing of tour packages.

Long-lived Assets

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

      After considering the Company’s 1999 performance, management evaluated the carrying value of its Acquired Businesses and related intangible assets including goodwill. This evaluation was made at each of the Company’s operating brands. Given that the Acquisitions were all consummated in either 1998 or 1999 and

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that management’s cash flow forecast supports the carrying value of the respective assets, management concluded that no adjustment to the carrying value of long-lived assets was needed at this time.

      The Company’s estimates of anticipated net revenues, gross profits, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, or competitive pressures in any of the Company’s individual operating brands. As a result, the carrying amount of long-lived assets and intangibles including goodwill could be reduced materially in the future.

Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are recorded using the straight-line method for leasehold improvements. The Company uses accelerated and straight-line methods for recording depreciation on furniture and fixtures and equipment and software with lives that range from 3 to 10 years. The acquired technology platform is being depreciated on a straight-line basis over 25 years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset.

      Property and equipment consist of the following (in thousands):

	December 31,

	1999	1998

Equipment and software	$13,458	$12,365

Acquired technology platform	12,380	—

Furniture and fixtures	2,033	2,228

Leasehold improvements	1,181	895

	29,052	15,488

Accumulated depreciation and amortization	(6,437)	(10,330)

Property and equipment, net	$22,615	$5,158

Intangible Assets

      Intangible assets consist of goodwill from acquisitions and deferred financing costs incurred in connection with the Company’s credit agreement. Goodwill is amortized over 35 years. Deferred financing costs are charged to interest expense over the life of the debt using the effective interest method. Intangible assets as of December 31, 1999 and 1998 consist of the following (in thousands):

	1999	1998

Goodwill	$100,712	$66,008

Deferred financing costs	866	408

Accumulated amortization	(3,824)	(1,285)

	$97,754	$65,131

Fair Value of Financial Instruments

      Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” and SFAS No. 119, “Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments,” require the disclosure of the fair value of financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The carrying value of the Company’s financial instruments approximates fair value due to the relatively short maturities of these

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments. The fair value of the Company’s long-term debt is estimated using a discounted cash flow analysis based on the Company’s borrowing cost for similar credit facilities. The Company estimated that as of December 31, 1999, the fair value of its long-term debt does not differ materially from its carrying value.

      In the normal course of business, the Company is a party to letters of credit which are not reflected in the accompanying balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of performance being required. Based on the Company’s past experience, management does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

Concentrations

      For 1999, 1998 and 1997, no individual customer represented more than 10 percent of net revenues or accounts receivable. Prior to the Acquisitions, the Company’s revenues and accounts receivable were principally with customers outside the United States. For the year ended December 31, 1999, gross revenues from customers located in Europe and South America/ South Pacific represented approximately 17 percent and 2 percent of the total gross revenues, respectively. For the year ended December 31, 1998, gross revenues from customers located in Europe and South America/ South Pacific represented approximately 22 percent and 7 percent of the total gross revenues, respectively. In addition, vacation products and services related to Hawaiian destinations accounted for approximately 47 and 50 percent of gross revenues for the year ended December 31, 1999 and 1998, respectively.

Income Taxes

      Until March 1998, the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company did not pay corporate income taxes on its taxable income. Instead, the shareholders were liable for individual income taxes on their respective shares of the Company’s taxable income. Accordingly, there is no provision for Federal income taxes in the accompanying financial statements for periods prior to March 1998. The Company was taxable in certain states and other jurisdictions that did not recognize S Corporation status. In March 1998, the Company terminated its S Corporation election and, accordingly, has since been subject to Federal and state income taxes.

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that a net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Basic and Diluted Net Income (Loss) per Common Share

      SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share. Basic income or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

      The treasury stock effect of options to purchase 1,372,186 shares of common stock outstanding at December 31, 1999 have not been included in the computation of diluted income per share for the year ended December 31, 1999 as such effect would be anti-dilutive. The effect of the Convertible Preferred Stock outstanding during the year ended December 31, 1998 has not been included in the computation of diluted

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income per share as such effect would be anti-dilutive. The following table sets forth the calculation of basic and diluted weighted average shares outstanding (in thousands).

	Years Ended December 31,

	1999	1998	1997

Basic weighted average shares outstanding	14,555	9,931	5,291

Effect of dilutive securities:

Treasury stock effect of outstanding stock options	—	59	—

Diluted weighted average shares outstanding	14,555	9,990	5,291

Segment Reporting

      The Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. After evaluation, senior management concluded that operations occur primarily in one segment only.

New Accounting Standards

      In June 1998, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Management has considered the impact of this statement, and believes it does not have a material impact upon the Company’s results of operations or financial position.

      In March 1998, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” (“SOP 98-1”). SOP 98-1 requires the Company to capitalize internal computer software costs once the capitalization criteria are met. SOP 98-1 is effective January 1, 1999, and is applied to all projects in progress upon initial application. Based on the adoption of SOP 98-1, the Company capitalized approximately $2.1 million related to the Company’s internal systems during the year ended December 31, 1999. Capitalized software is amortized on a straight-line basis over a five year period.

3.  Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,

	1999	1998

Accounts payable	$34,499	$23,756

Accrued expenses	23,431	14,036

Bank overdraft	4,943	2,077

	$62,873	$39,869

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Shareholders’ Equity

Recapitalization

      In March 1998, the Company was recapitalized pursuant to an agreement between the Company, its existing shareholders, Allied Tours Holding Corp. (“Allied Holding”), the shareholders of Allied Holding and a new investor (the “Investor”). Prior to the Recapitalization, the Company had 100 shares of issued and outstanding common stock, all of which were owned by Allied Holding. Pursuant to the Recapitalization, the Company redeemed an aggregate of 34 shares of common stock for $12.9 million from Allied Holding and the Investor purchased 57 shares from Allied Holding for $24.7 million. The redemption price was paid in cash of $10.7 million and $4.0 million in a 120-day promissory note bearing interest at 8 percent. The redemption was financed, in part, with $13.0 million in borrowings under the Company’s credit agreement.

      Following the redemption, the Company amended and restated its certificate of incorporation to authorize two classes of capital stock: common stock with a par value of $.01 per share and preferred stock with a par value of $1,000 per share. At that time, the 66 shares outstanding were converted into 3,492,237 shares of common stock and 25,762 shares of Convertible Preferred. The conversion into the Convertible Preferred was accounted for as a noncash dividend and the conversion into common stock was accounted for as a stock split. All share and per share amounts have been restated to reflect this common stock split.

Initial Public Offering

      In August 1998, the Company completed an initial public offering (the “Offering”) of its common stock. The Company sold 3,000,000 shares of common stock at a price of $14.00 per share, yielding net proceeds (after underwriting discounts, commissions and other professional fees) of approximately $35.9 million. The Company used the net proceeds to repay borrowings under its credit facility. In connection with the Offering, the Company’s outstanding Class A Convertible Preferred Stock (the “Convertible Preferred”) automatically converted into shares of the Company’s common stock at $14.00 per share.

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

Equity Purchase Agreement

      In March 1998, the Company entered into a purchase agreement with the Investor and certain other parties in which the Company agreed to sell 22,751 shares of Convertible Preferred and 3,083,977 shares of common stock to the Investor and an aggregate of 1,228 shares of Convertible Preferred and an aggregate of 166,412 shares of common stock to such other parties at a price of $1,000 per Convertible Preferred share and $0.82 per common share. These shares were issued between March and May 1998 to fund, in part, the cash component of the Company’s purchase price for certain of the Acquisitions.

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

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

      On June 23, 1999 the Company’s Board of Directors authorized an increase in the Company’s Stock Repurchase Plan from 250,000 shares to 500,000. As of December 31, 1999, the Company has repurchased 270,800 shares of its common stock on the open market for an aggregate purchase price of $2.0 million.

5.  Stock Option Plan

      The Company adopted a Stock Option Plan (the “Stock Option Plan”) to assist the Company in attracting and retaining qualified employees, directors, consultants and advisors. The Stock Option Plan provides that at any time a number of shares equal to 12 percent of the number of then outstanding shares of common stock will be reserved for issuance pursuant to grants of stock options. Unless sooner terminated by the Company’s Board of Directors, the Stock Option Plan will terminate on March 29, 2008. Options granted under the Stock Option Plan may be either incentive stock options (“ISOs”), or nonstatutory stock options (“NSOs”). No option granted under the Stock Option Plan is exercisable after the tenth anniversary of the option’s date of grant.

      The following table sets forth stock option activity for the year ended December 31, 1999.

		Option Price	Weighted Average
	Options	Per Share	Exercise Price

Options outstanding at December 31, 1997	—	—	—

Granted	1,637,819	$0.82 – 14.00	$13.21

Canceled	(20,000)	$14.00	$14.00

Options outstanding at December 31, 1998.	1,617,819	$0.82 – 14.00	$13.22

Granted	626,500	$2.94 – 14.00	$6.33

Exercised	(28,240)	$0.82 – 0.82	$0.82

Canceled	(843,893)	$0.82 – 14.00	$12.98

Options outstanding as of December 31, 1999	1,372,186	$2.94 – 14.00	$10.40

      The outstanding options generally vest ratably over a four-year period from the date of grant.

      The following table summarizes information about stock options outstanding at December 31, 1999.

	Options Outstanding			Options Exercisable

		Weighted Average
	Number	Remaining		Number
Range of	Outstanding at	Contractual Life	Weighted Average	Exercisable at	Weighted Average
Exercise Price	December 31, 1999	(Years)	Exercise Price	December 31, 1999	Exercise Price

$ 2.94 – 2.94	300,000	9.97	$2.94	—	$—

$ 6.00 – 8.00	180,000	9.44	$6.22	6,250	$7.45

$ 9.25 – 11.63	57,500	9.28	$10.30	—	$—

$13.63 – 13.63	40,000	9.12	$13.63	—	$—

$14.00 – 14.00	794,686	8.59	$14.00	268,396	$14.00

	1,372,186	9.05	$10.40	274,646	$13.85

      In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 defines a “fair value based method” of accounting for stock-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Prior to the issuance of SFAS No. 123, stock-based compensation was accounted for under the “intrinsic value method” as defined by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensa-

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tion is the excess, if any, of the market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

      SFAS No. 123 allows an entity to continue to use the intrinsic value method for stock-based compensation to employees. However, entities electing the accounting in APB Opinion No. 25 must make pro forma disclosures as if the fair value based method of accounting had been applied. The Company applies APB Opinion No. 25 and the related interpretations in accounting for its stock-based compensation to employees. Under APB Opinion No. 25, no compensation expense has been recognized in the accompanying financial statements related to stock option grants to employees in 1999 or 1998 as the exercise price for such options was equal to the fair value of the Company’s common stock on the date of the grant. In 1998, the Company granted options to certain consultants of the Company. As a result, the Company recorded deferred compensation related to these non-employee options, pursuant to the fair-value based method. In 1999, certain of these consulting relationships ended and the unvested compensation was reversed.

      Had compensation expense for stock-based compensation to employees been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been decreased to the pro forma amounts indicated below for the years ended December 31, 1999 and 1998 (in thousands, except per share amounts):

      Net income (loss) available to common shareholders (in thousands, except per share amounts):

	1999	1998

As reported	$(3,482)	$2,204

Pro forma	$(6,053)	$763

      Basic and Diluted Loss Per Share:

As reported	$(0.24)	$0.22

Pro forma	$(0.42)	$0.08

      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the year ended December 31, 1999: no dividend yield, expected volatility from zero to 77%, risk-free interest rates from 4.7% to 5.1% and an expected term of 5 years. The following assumptions were made using the Black-Scholes option-pricing model for grants during the year ended December 31, 1998: no dividend yield, expected volatility from zero to 80%, risk-free interest rates from 4.2% to 5.7% and an expected term of 5 years.

6.  Credit Agreement

Amended Credit Facility

      On February 19, 1999, the Company amended and restated its credit agreement (the “Amended Agreement”). The Amended Agreement was entered into with three participating banks (the “Lenders”) and provided for a $45 million revolving credit facility with a five-year maturity. The Amended Agreement consisted of a $10 million working capital revolving credit facility (“Working Capital Facility”) with a maximum of $5 million available for issuing standby letters of credit and a $35 million revolving credit facility for use in financing acquisitions (“Acquisition Facility”).

      Borrowings under the revolving credit facility may be designated by the Company as alternate base rate advances (“ABR Advances”) or eurodollar advances (“Eurodollar Advances”). ABR Advances generally bear interest at a base rate plus an applicable margin. The base rate is equal to the higher of the prime rate or the federal funds rate plus 0.5 percent. Eurodollar Advances generally bear interest at the eurodollar rate plus

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an applicable margin. The eurodollar rate is the rate of interest obtained by dividing (i) the rate quoted by the bank to leading banks in the London interbank eurodollar market as the rate at which the bank is offering dollar deposits in an amount approximately equal to the advance and having a period to maturity approximately equal to the interest period applicable to the eurodollar advance by (ii) a number equal to one minus the aggregate of the then stated maximum rates during such interest period of all reserve requirements established in respect of eurocurrency funding. The interest period is the period commencing on the borrowing date and ending one, two, or three months thereafter as selected by the Company. Interest on Eurodollar Advances is due at the end of each month. An annual commitment fee is due on the unused portion of the aggregate facility.

      All borrowings under the Amended Agreement were collateralized by all of the stock, tangible and intangible assets of subsidiaries or businesses of the Company. The Amended Agreement also required the Company to meet certain financial ratios and covenants, including minimum net worth, fixed charge coverage, interest coverage, leverage ratios and limitations on capital expenditures.

      Subsequent to the effective date of the Amended Agreement, the Company made certain other amendments to its credit facility. On July 21, 1999, the Company amended the terms of the Working Capital Facility to allow a maximum of $6 million available for standby letters of credit. On August 13, 1999, the Company further amended its credit agreement with its lenders to revise certain financial covenants, subject to certain limitations, for the period April 1, 1999 to September 29, 1999, in exchange for a waiver fee and an increase of 0.25% in the applicable margin of the Amended Agreement.

Second Amended Credit Facility

      The Company’s operating results during the three months ended September 30, 1999 required the Company to restructure its credit facility agreement (the “Second Amended Agreement”) on October 28, 1999 with the Lenders. The Second Amended Agreement changes the previously established acquisition line of credit into a revolving line and adjusts the total capacity of the facility to $41 million with maturity on January 31, 2002. The facility allows for cash borrowings of up to $35 million and for the issuance of standby letters of credit up to a total of $10 million. The total commitment and amount available for cash borrowings are scheduled to reduce by $5 million on January 14, 2000, December 31, 2000 and December 31, 2001 with the final $26 million at maturity. In December 1999, the Company made a voluntary permanent prepayment of $5 million satisfying the January 14, 2000 scheduled reduction. Under the Second Amended Agreement, the Company will continue to pay interest at ABR Advance or Eurodollar Advance rates plus an applicable margin. Through October 1, 2000 the applicable ABR and Eurodollar Advance Margins are 2.25 and 3.50 percent, respectively.

      The Second Amended Agreement also alters certain of the requirements of the Company to meet certain financial ratios and covenants, including minimum EBITDA, minimum customer deposit coverage, interest coverage, and limitations on capital expenditures. The Company received relief from the fixed charge ratio and leverage ratio until October 1, 2000. In exchange for these waivers, the Company agreed to a fee equal to 1.5% of the outstanding credit facility. The Second Amended Agreement also contains an additional fee provision of up to 1.5% of outstanding borrowings if the Company does not raise a minimum of $25 million in equity. The additional fee is earned by the Lenders in 0.25% increments at 90, 120, 150, 180, 240, and 300 days from the date of the second restatement.

      As of December 31, 1999, of the total facility commitment of $36 million and maximum available for cash borrowings of $30 million, the Company had $29.4 million of outstanding borrowings and has issued $5.7 million in standby letters of credit leaving $0.6 million available for cash borrowings or up to $0.9 million available to secure standby letters of credit. The facility allows for additional letters of credit up to a total of $10 million provided that such additional letters of credit are secured by cash deposited with the Lenders. As

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of December 31, 1999, the Company’s average interest rate on outstanding borrowings was approximately 9.60% excluding the effects of amortization of deferred financing costs.

Extraordinary Item

      During the year ended December 31, 1999, the Company recognized an extraordinary charge of $257,000, net of income tax effect of $144,000, related to the February 1999 amendment of the Company’s credit facility. During the year ended December 31, 1998, the Company recognized an extraordinary charge of $379,000, net of income tax effect of $244,000, related to the early extinguishment of certain term loans outstanding under its credit facility.

7.  Income Taxes

      Prior to March 1998, the provision for income taxes represents amounts owed in states and other jurisdictions that did not recognize S Corporation status.

      For the years ended December 31, 1999, 1998 and 1997, the components of the (provision for) benefit from income taxes consist of the following (in thousands):

	Years Ended December 31,

	1999	1998	1997

Current	$3,788	$(3,970)	$(136)

Deferred	(2,372)	62	12

	$1,416	$(3,908)	$(124)

      The components of the Company’s net deferred tax asset (liability) are as follows (in thousands):

	December 31,

	1999	1998	1997

Allowance for doubtful accounts	$523	$405	$24

Accrued expenses and other	463	426	6

Depreciation and amortization	(2,108)	(571)	—

Capitalized software	(989)	—	—

Acquired book/tax difference	3,202	—	—

Other	—	—	(9)

	$1,091	$260	$21

      The net deferred tax asset is included in other assets on the accompanying balance sheet and is believed to be fully realizable by carry back to 1998 if it is not used to offset taxable income in 2000.

      For the year ended December 31, 1997 the provision for income taxes reflects effective rates that differ from the statutory Federal rate as a result of the effect of income taxed directly to shareholders and the effect

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of state and local income taxes. A reconciliation of the tax benefit (provision) from the U.S. Federal statutory tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 1999 and 1998:

	1999	1998

Taxes at the statutory Federal rate	35.0%	(35.0)%

Effect of graduated rates	(1.0)	1.0

S corporation loss attributable directly to shareholders	—	(3.4)

State and other income taxes, net of Federal tax benefit	5.0	(4.0)

Nondeductible expenses	(8.5)	(2.0)

Tax benefit (provision) at effective rates	30.5%	(43.4)%

8.  Commitments and Contingencies

Senior Management Agreements

      In March 1998, the Company has entered into employment agreements with certain executives. The agreements prescribe salary and bonus compensation and provide for severance payments in certain circumstances. The agreements also contain various non-compete and non-solicitation provisions. The agreements extend to April 2001 with one-year renewals thereafter.

      Under the terms of the agreements, the Company sold an aggregate of 701,500 shares of common stock at a price of $0.82 per share and an aggregate of 425 shares of Convertible Preferred at a price of $1,000 per share to three executives in March 1998. All of the shares of Convertible Preferred are “Non-Vesting Preferred Stock.” Of the shares of common stock sold, 643,879 shares are “Vesting Stock” and 57,621 shares are “Non-Vesting Common Stock.” In 1999, the Company fully vested senior management in the Vesting Stock. The Non-Vesting Common Stock and the Non-Vesting Preferred Stock vested immediately upon purchase. The vesting and non-vesting common stock are subject to repurchase under certain circumstances.

      In April 1999, the Company extended loans totaling approximately $1.3 million to two members of senior management. These loans bear interest at 6% per year and must be repaid upon the earlier of March 16, 2003 or termination of employment. The Company has agreed, however, to waive approximately 42% of the principal of each loan over time if the executives remain employed through March 2003 and the Company meets certain performance criteria. As of December 31, 1999 the balance of these loans was approximately $1.2 million.

      In October 1999, the Company’s president and chief operating officer resigned from the Company. The separation agreement provides for severance payments for a term of up to one year and contains a covenant not to compete. In consideration for forgiveness of the former president and chief operating officer’s senior management loan, the officer returned shares of the Company’s common stock previously purchased, among other considerations. The Company recorded an immaterial loss on the transaction.

Consulting and Employment Agreements

      The Company has entered into employment agreements with various individuals. The agreements prescribe salary and bonus compensation based upon the performance of the Company and, in certain circumstances, provide for severance payments. The agreements also contain various non-compete and non-solicitation provisions.

Trase Miller Agreement

      In connection with the acquisition of MTI, the Company entered into an information and business systems outsourcing arrangement with Trase Miller Solutions, Inc. (“Trase Miller Solutions”), a former

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affiliate of MTI. On August 14, 1998, the Company, Trase Miller Solutions and the majority shareholder of Trase Miller Solutions entered into an agreement (the “Outsourcing Agreement”) to expand this outsourcing agreement to provide a common platform system for all the Company’s businesses (other than the business systems associated with the Company’s in-bound business). During the term of the Outsourcing Agreement, Trase Miller Solutions was to provide the Company information systems and related services, including operating services, system maintenance, general management and support and implementation and migration services. In connection with the Outsourcing Agreement, the Company also paid $6.8 million to acquire an option, exercisable through January 10, 1999, to purchase all of the outstanding stock of Trase Miller Solutions. In January 1999, the Company paid approximately $2.3 million to extend the option. The $6.8 million consideration paid for the option has been included in other assets in the accompanying balance sheet as of December 31, 1998. On June 1, 1999, the Company exercised its option to acquire substantially all the assets of Trase Miller for approximately $30.1 million (see Note 10).

Leases

      The Company leases its facilities, automobiles and certain equipment under noncancellable operating leases. The following is a schedule by years of future minimum rental payments, required under these leases expiring through 2004, as of December 31, 1999 (in thousands):

2000	$3,114

2001	2,810

2002	2,381

2003	1,686

2004	1,312

Thereafter	851

Total	$12,154

      Total facilities rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $3.0 million, $2.1 million and $454,000, respectively.

Letters of Credit

      As of December 31, 1999 and 1998, the Company had issued letters of credit totaling $5.7 million and $2.3 million, respectively, in favor of certain vendors. Certain certificates of deposit of similar amount and maturity have been pledged as collateral and are included in the accompanying balance sheet as cash and cash equivalents or short-term investments, depending on their maturity.

Litigation

      The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying financial statements.

9.  Related Party Transactions

      Loans receivable from/loans payable to shareholders are related to borrowings from and advances to shareholders prior to the Recapitalization. In addition, as of December 31, 1999 and 1998, the Company had a $1.3 million and $2.5 million, respectively, note receivable balance from a former principal shareholder of one of the acquired companies. The note is secured by certain investments and is due on April 15, 2000. Interest

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrues daily on the unpaid principal at the rate of 9% per annum and is to be paid on the last day of each calendar quarter during the term of the note.

      During 1998, the Company had an agreement with an affiliate of the Investor to provide investment banking and support services. Total fees and expense reimbursements paid under this agreement in 1998 totaled $2.1 million. The agreement terminated at the completion of the Company’s Offering on August 5, 1998.

10.  Acquisitions

      Since March 1998, the Company has acquired Haddon, Classic, Globetrotters, Friendly Holidays, ITR, Island and substantially all of the assets of MTI and Trase Miller. Each of these acquisitions was acquired with cash and certain assets. The Company financed the Acquisitions with proceeds from the issuance of additional shares of Convertible Preferred and common stock and from borrowings under its Credit Facility. The acquisition of each of these businesses has been accounted for as a purchase for financial reporting purposes. The Company allocated the excess of the purchase price over the fair value of net assets acquired to goodwill. The Company amortizes goodwill over 35 years.

Haddon

      On March 30, 1998, the Company purchased all of the outstanding capital stock of Haddon, a package vacation provider that historically has provided air, hotel and ground transportation packages for travelers to Hawaii. The Company paid a purchase price of approximately $7.5 million. In addition, the Company incurred direct acquisition costs of approximately $268,000. The Company financed the cash purchase price and the direct acquisition costs with $4.9 million in proceeds from the issuance of common stock and Convertible Preferred, and $2.4 million in borrowings under the Credit Facility. In connection with the acquisition of Haddon, the Company sold 61,000 shares of common stock, valued at $0.82 per share and 450 shares of Convertible Preferred, valued at $1,000 per share, to the former shareholders of Haddon. The purchase price has been allocated as follows (in thousands):

Cash and investments	$3,475

A/ R and prepaid assets	1,041

Fixed assets and other assets	90

Goodwill	9,476

Liabilities assumed and direct acquisition costs	(6,364)

Total	$7,718

Classic

      In April 1998, the Company purchased all of the outstanding capital stock of Classic, a package vacation provider. The Company paid a purchase price of $17.1 million, all of which was paid in cash. In addition, the Company incurred direct acquisition costs of approximately $2.0 million. The Company financed the cash purchase price and the direct acquisition costs with proceeds from the issuance of $6.7 million of Convertible Preferred and $13.1 million in borrowings under the Credit Facility. The proceeds from this sale and

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowing also provided approximately $700,000 in working capital. The purchase price has been allocated as follows (in thousands):

Cash and investments	$25,642

A/ R and prepaid assets	8,108

Fixed assets and other assets	2,426

Goodwill	18,892

Liabilities assumed and direct acquisition costs	(36,008)

Total	$19,060

MTI

      In May 1998, the Company acquired substantially all of the assets of MTI, a package vacation provider that (i) provides vacation packages for travelers to Hawaii (ii) provides packages for Amtrak-sponsored vacations (iii) operates the reservation system associated with package vacations sponsored by Hyatt and (iv) provides credit card reward fulfillment programs. The Company paid a purchase price of $26.4 million. In addition, the Company incurred direct acquisition costs of approximately $881,000. The Company financed the cash purchase price and direct acquisition costs with proceeds from the issuance of $15.5 million of Convertible Preferred and $11.1 million in borrowings under the Credit Facility. The proceeds from this sale and borrowing also provided approximately $1.7 million in working capital. In connection with the acquisition of substantially all of the assets of MTI, the Company sold 292,800 shares of common stock, valued at $0.82 per share, and 2,160 shares of Convertible Preferred, valued at $1,000 per share, to an affiliate of the seller. The Company also entered into the Outsourcing Agreement with a former affiliate of MTI, whereby the affiliate provided the Company with management information system support relating to MTI’s computer reservation system and related functions The purchase price has been allocated as follows (in thousands):

Cash and investments	$19,913

A/ R and prepaid assets	3,920

Fixed assets and other assets	1,696

Goodwill	30,732

Liabilities assumed and direct acquisition costs	(28,980)

Total	$27,281

Globetrotters

      In May 1998, the Company purchased all of the outstanding capital stock of Globetrotters, a package vacation provider that historically has provided vacation packages, primarily for the Florida, Mexico and Caribbean markets. The Company paid a purchase price of $5.4 million, of which $3.4 million was paid in cash, with the remaining $2.0 million paid through the forgiveness of related-party debt. In addition, the Company incurred direct acquisition costs of approximately $232,000. The Company financed the cash purchase price and the direct acquisition costs with proceeds from the issuance of $551,000 of Convertible

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred, $1.9 million in borrowings under the Credit Facility and $1.3 million from working capital. The purchase price has been allocated as follows (in thousands):

Cash and investments	$2,663

A/ R and prepaid assets	2,907

Fixed assets and other assets	1,065

Goodwill	6,908

Liabilities assumed and direct acquisition costs	(7,961)

Total	$5,582

Friendly Holidays

      On March 17, 1999, the Company acquired all the outstanding stock of Friendly, a wholesale package tour operator that principally serves travelers to Mexico, Central America, and Caribbean destinations. The terms of the purchase include cash consideration of $10.3 million and additional payments of up to $2.8 million contingent on future operating results. The Company incurred direct acquisition costs of $225,000. The acquisition was accounted for as a purchase for financial reporting purposes. The purchase price has been allocated on a preliminary basis as follows (in thousands):

Cash and investments	$8,105

A/ R and prepaid assets	2,119

Fixed assets and other assets	3,025

Goodwill	10,404

Liabilities assumed and direct acquisition costs	(13,251)

Total	$10,402

ITR and Island

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

Cash and investments	$444

Accounts receivable	391

Fixed assets and other assets	135

Goodwill	6,072

Liabilities assumed and direct acquisition costs	(1,838)

Total	$5,204

Trase Miller

      On June 1, 1999, the Company acquired substantially all of the assets of Trase Miller, the designer and maintenance provider for certain of Global Vacation Group’s information systems including reservation systems for cash consideration of $30.1 million. The purchase price included $6.8 million previously paid to acquire an option to purchase Trase Miller, $2.3 million paid to extend the purchase option, and an additional $21.0 million. The Company also incurred direct acquisition costs of $297,000. The acquisition was accounted

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for as a purchase for financial reporting purposes. The purchase price has been allocated on a preliminary basis as follows (in thousands):

Accounts receivable	$187

Fixed and other assets	1,912

Covenant not-to-compete	100

Technology platform	12,380

Goodwill	17,685

Liabilities assumed and direct acquisition costs	(1,877)

Total	$30,387

      Goodwill, for each acquisition, is amortized over a period of 35 years. The Trase Miller covenant not-to-compete is amortized over a period of 3.5 years. The Trase Miller technology platform is depreciated over a period of 25 years.

      The unaudited pro forma information presented below (in thousands) reflects the Acquisitions as if they had occurred on January 1, 1998. These results are not necessarily indicative of future operating results or what would have occurred had the Acquisitions been consummated at that date.

	Year Ended December 31,
	(unaudited)

	1999	1998

Net revenues	$125,203	$125,165

Net income (loss) available to common shareholders	(7,033)	1,923

Basic and diluted income (loss) per share	$(0.48)	$0.13

      In connection with the 1998 acquisitions, the Company recognized approximately $2.0 million in liabilities as the cost of closing redundant facilities and terminating certain employees. The accrual included lease and facility costs of $795,000, severance and other employee termination costs of $907,000, and costs of $300,000 related to other contractual obligations associated with the Company’s consolidation plan. During 1998, the Company closed redundant reservation centers and consolidated Haddon and Globetrotters into Classic and MTI, respectively. These activities resulted in a reduction of approximately 90 employees in connection with the facility closures, the elimination of duplicate positions and the restructuring of certain operations.

      In connection with the 1999 acquisitions, the Company recognized approximately $3.3 million in liabilities related to the cost of the Company’s consolidation plans. The accrual included lease and facility costs of $1,414,000, severance and other employee termination costs of $978,000, and other contractual obligations of $943,000 associated with the Company’s consolidation plan. During 1999, the Company streamlined the operations of Friendly and Trase Miller. These activities resulted in a reduction of approximately 40 employees in connection with the elimination of duplicate positions and the restructuring of certain operations.

      For the years ended December 31, 1999 and 1998, the Company charged $1,343,000 and $859,000, respectively against the accruals for amounts paid during these periods. The remaining accrual relates primarily to lease and severance costs, substantially all of which are expected to be paid in 2000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

PART III

      Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement with the Securities and Exchange Commission (the “Commission”) within 120 days after the end of its fiscal year pursuant to Regulation 14A, as promulgated by the Commission, for its Annual Meeting of Stockholders to be held May 18, 2000 (the “Proxy Statement”), and certain information included therein is incorporated herein by reference. (The Compensation Committee Report and the stock performance graph of the Registrant’s Proxy Statement are expressly not incorporated by reference herein.)

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      The information required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Election of Directors,” which information is incorporated herein by this reference.

Executive Officers

      Set forth below is certain information concerning the executive officers of the Company.

      Roger H. Ballou, 48, has served as Chairman and Chief Executive Officer of the Company since March 1998, adding the duties and title of President in November 1999. Immediately prior to joining the Company, Mr. Ballou served as a Senior Advisor to Thayer Capital Partners. Between May 1995 and September 1997, Mr. Ballou served as Vice Chairman and Chief Marketing Officer, and then as President and Chief Operating Officer of Alamo Rent A Car, LLC (Alamo). For more than 16 years prior to joining Alamo, Mr. Ballou held several executive positions with American Express Travel, serving most recently as President — Travel Services Group. Mr. Ballou currently serves as a member (and past Chairman) of the Board of Directors of TIA and as a member of the Board of Directors of the National Academy Foundation. From 1995 through 1997, he served as Chairman of the Government Affairs Council, the leading travel industry federal government lobbying arm. Mr. Ballou also is a member of the Board of Directors of American Medical Security, Inc.

      Jay G. Stuart, 51, has served as Executive Vice President and Chief Financial Officer of the Company since May 1999. From September 1998 until April 1999, Mr. Stuart served as an outside consultant to American Express for general acquisitions, primarily hotel and travel companies. Between 1971 and 1997, Mr. Stuart held several positions with American Express, most recently as Senior Vice President and Chief Financial Officer of the Travel Services Group.

      The Company’s executive officers are appointed annually by, and serve at the discretion of, the Board of Directors. Each executive officer is a full-time employee of the Company. There are no family relationships between any of the executive officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Executive Compensation and Other Information.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference to the Company’s Proxy Statement under the headings “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Transactions with Related Parties.”

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  INDEX TO FINANCIAL STATEMENTS

                Reference is made to the index set forth on page 25 of this Report.

     2.  FINANCIAL STATEMENT SCHEDULES:

Page No.

Schedule II Valuation and Qualifying Accounts	49

     3.  EXHIBITS

a) Exhibit Index	50

b) Resignation Agreement between the Registrant and Mr. Ray Lewis

c) Second Amended and Restated Credit Facility Dated October 28, 1999

d) Amendment No.1 to the Second Amended and Restated Credit Facility

e) Consent of Arthur Andersen LLP

f) Exhibit 27.1 Financial Data Schedule

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL VACATION GROUP, INC.

Date: March 14, 2000

By:	/s/ ROGER H. BALLOU

Roger H. Ballou Chairman, President and Chief Executive Officer (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROGER H. BALLOU Roger H. Ballou	Chief Executive Officer and Chairman (Principal Executive Officer)	March 14, 2000

/s/ JAY G. STUART Jay G. Stuart	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2000

/s/ KENNETH M. DUBERSTEIN Kenneth M. Duberstein	Director	March 14, 2000

/s/ FREDERIC V. MALEK Frederic V. Malek	Director	March 14, 2000

/s/ CARL J. RICKERTSEN Carl J. Rickertsen	Director	March 14, 2000

/s/ JAMES M. SULLIVAN James M. Sullivan	Director	March 14, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Global Vacation Group, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States the financial statements of Global Vacation Group, Inc., (a New York corporation) and subsidiaries and have issued our report thereon dated February 9, 2000). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14, Valuation and Qualifying Accounts, is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Vienna, Virginia
February 9, 2000

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 1999, 1998 and 1997
(in thousands)

				Deductions From
			Additions	Reserve for
		Balance at	Charged	Purposes for
		Beginning	To Cost or	Which Reserve	Balance at
	Description	of Year	Expenses	Was Created	End of Year

1999	Allowance for doubtful accounts	$982	$1,106	$866	$1,222
	Restructuring reserve	1,143	3,335	1,343	3,155
1998	Allowance for doubtful accounts	861	121	—	982
	Restructuring reserve	—	2,002	859	1,143
1997	Allowance for doubtful accounts	448	771	358	861

     a) Exhibit Index

3.1‡		Restated Certificate of Incorporation of the Registrant
3.2†		Amended and Restated By-laws of the Registrant
4.1†		Form of Specimen Stock Certificate
10.1†		Recapitalization Agreement dated as of March 18, 1998 among the Registrant, Thayer, Allied Holding and the shareholders of Allied Holding
10.2†		Equity Purchase Agreement dated as of March 30, 1998 between the Registrant and Thayer and certain other purchasers.
10.3†		Equity Subscription Agreement dated as of March 30, 1998 by and among the Registrant, Ralph M. Caliri and William W. Webber.
10.4†		Equity Subscription Agreement dated as of April 30, 1998 between the Registrant and James F. Miller.
10.5†		Registration Rights Agreement dated as of June 12, 1998 by and among the Registrant, Thayer and certain shareholders of the Registrant
10.6†		Stock Purchase Agreement dated as of March 30, 1998 by and among the Registrant, Haddon and the shareholders of Haddon.
10.7†		Stock Purchase Agreement dated as of April 20, 1998 by and among the Registrant, Classic Custom Vacations, Inc. (“Classic”) and the shareholders of Classic.
10.8†		Asset Purchase Agreement dated as of April 30, 1998 by and among the Registrant, MTI and James F. Miller.
10.9†		Stock Purchase Agreement dated as of May 4, 1998 by and among the Registrant, Globetrotters, Inc. and Robert A. Grinberg.
10.10	†(a)	Professional Services Agreement dated as of March 30, 1998 between the Registrant and TC Management Partners, LLC.
10.11	†(a)	Credit Agreement dated as of March 27, 1998 by and among the Registrant, the lenders party thereto and The Bank of New York, as administrative agent
10.12	†(a)	Amendment No. 1 and Consent dated as of April 8, 1998 to Credit Agreement dated as of March 27, 1998 by and among the Registrant, the lenders party thereto and The Bank of New York as administrative agent
10.13	†(a)	Amendment No. 2 dated as of May 5, 1998 to Credit Agreement dated as of March 27, 1998 by and among the Registrant, the lenders party thereto and The Bank of New York as administrative agent
10.14	†(a)	Registrant’s 1998 Stock Option Plan
10.15	†(a)	Senior Management Agreement dated as of March 30, 1998 between the Registrant and Roger H. Ballou.
10.16	†(a)	Senior Management Agreement dated as of March 30, 1998 between the Registrant and J. Raymond Lewis, Jr.
10.17	†(a)	Senior Management Agreement dated as of March 30, 1998 between the Registrant and Walter S. Berman.
10.18	†(a)	Consulting Agreement dated as of March 27, 1998 by and between the Registrant and Stanley Fisher.
10.19	†(a)	Employment Agreement dated as of March 18, 1998 by and between the Registrant and Michael Fisher.
10.20	†(a)	Employment Agreement dated as of March 18, 1998 by and between the Registrant and Gregory Fisher.
10.21	†(a)	Amendment No. 1 dated as of June 24, 1998 to Senior Management Agreement dated as of March 30, 1998 between the Registrant and Mr. Ballou.
10.22	†(a)	Amendment No. 1 dated as of June 24, 1998 to Senior Management Agreement dated as of March 30, 1998 between the Registrant and Mr. Lewis.
10.23	†(a)	Amendment No. 1 dated as of June 24, 1998 to Senior Management Agreement dated as of March 30, 1998 between the Registrant and Mr. Berman.
10.24	*	Agreement dated as of August 14, 1998 between the Company and Trase Miller Solutions

10.25	(b)	Restated and Amended Credit Agreement dated as of February 19, 1999 by and among the Registrant, the lenders party thereto and The Bank of New York, as administrative agent.
10.26	(b)	Amendment No. 1 to the Amended and Restated Credit Agreement
10.27	(b)	Amendment No. 2 to the Amended and Restated Credit Agreement
10.28	(b)	Amendment No. 2 dated as of March 16, 1999 to Senior Management Agreement dated as of March 30, 1998 between the Registrant and Mr. Ballou
10.29	(b)	Amendment No. 2 dated as of March 16, 1999 to Senior Management Agreement dated as of March 30, 1998 between the Registrant and Mr. Lewis
10.30	(b)	Amendment No. 2 dated as of March 16, 1999 to Senior Management Agreement dated as of March 30, 1998 between the Registrant and Mr. Berman
10.31	(b)	Resignation Agreement between the Registrant and Mr. Walter S. Berman
10.32	(c)	Amendment No. 3 to the Amended and Restated Credit Agreement
10.33	(c)	Amendment No. 4 to the Amended and Restated Credit Agreement
10.34	(a)(c)	Employment Agreement between the Registrant and Jay G. Stuart
10.35		Resignation Agreement between the Registrant and Mr. Raymond Lewis, Jr.
10.36		Second Restated and Amended Credit Agreement dated as of October 28, 1999 by and among the Registrant, the lenders party thereto and The Bank of New York, as administrative agent.
10.37		Amendment No. 1 to the Second Restated and Amended Credit Agreement
21.1†		Subsidiaries of the Registrant
23.1		Consent of Arthur Andersen LLP
24.1†		Power of Attorney
27.1		Financial Data Schedule

Incorporated herein by reference:

†	Previously filed as the same exhibit number under a Registration Statement on Form S-1 (file no 333-52673)

‡	Previously filed as the same exhibit number on September 14, 1998 under a Form 10-Q (file no 333-52673)

*	Previously filed as the exhibit number 10.1 on September 14, 1998 under a Form 10-Q (file no 333-52673)

(a)	Management Compensation related agreements.

(b)	Previously filed as the same exhibit number on May 14, 1999 under a Form 10-Q (file no 333-52673)

(c)	Previously filed as the same exhibit number on November 14, 1999 under a Form 10-Q (file no 333-52673

      b)  Reports on Form 8-K

      The Company filed a Form 8-K/ A on June 16, 1999 disclosing the acquisition of the assets of Trase Miller Solutions, Inc.

      The Company filed a Form 8-K/ A on August 16, 1999 making an Item 7 disclosure to report the financial statements and pro forma information of the acquisition of the assets of Trase Miller Solutions, Inc. initially disclosed in the company’ Form 8-K filed June 16,1999.

      The Company filed a Form 8-K/ A on September 14, 1999 further amending the Item 7 disclosure of financial statements and pro forma information of the acquisition of the assets of Trase Miller Solutions.