Form 10-Q
period 2000-03-31
GLOBAL VACATION GROUP INC
filed 2000-05-15
CIK 1061202

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



FOR QUARTER ENDED MARCH 31, 2000


Commission File No. 001-14353



                           GLOBAL VACATION GROUP, INC.
             (Exact name of Registrant as specified in its charter)


             NEW YORK                                      13-1894567
-----------------------------------                   ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)



1420 NEW YORK AVENUE, N.W., SUITE 550 WASHINGTON D.C.       20005
--------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (202) 347-1800


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                YES   X    NO
                                   ----      --

As of May 12, 2000 there were 14,392,825 shares of Registrant's Common Stock outstanding.

                                      INDEX


                                                                                                      Page No.
                                                                                                      --------

PART I.     FINANCIAL INFORMATION..........................................................................3


            Item 1.    Financial Statements (unaudited)....................................................3


                                   Condensed Consolidated Balance Sheets as of
                                   March 31, 2000, and December 31, 1999...................................4

                                   Condensed Consolidated Statements of Operations
                                   For the Three Months Ended March 31, 2000 and 1999......................5

                                   Condensed Consolidated Statements of Cash
                                   Flows for the Three Months Ended March 31, 2000 and 1999................6

                                   Notes to Condensed Consolidated Financial Statements....................7


            Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations................................................11

                                   Results of Operations..................................................13
                                   Liquidity and Capital Resources........................................14

            Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................16


PART II.    OTHER INFORMATION.............................................................................17

            Item 4.    Submission of Matters to a Vote of Security Holders................................17

            Item 6.    Exhibits and Reports on Form 8-K...................................................17

ITEM 1. FINANCIAL STATEMENTS

                  GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                           March 31,            December 31,
                                ASSETS                                                       2000                  1999
                                                                                       -----------------      ---------------
                                                                                         (unaudited)
Current assets:

Cash and cash equivalents (includes $5,383 and $1,219
  of restricted cash, respectively)                                                    $         45,672       $       24,152
Short-term investments                                                                               25                  103
Accounts receivable, net of allowance of $646 and $1,222, respectively                           18,749               20,068
Loans receivable from shareholders                                                                  115                  105
Other current assets                                                                              8,472               10,718
                                                                                       -----------------      ---------------
                   Total current assets                                                          73,033               55,146
                                                                                       -----------------      ---------------

Property and equipment, net                                                                      22,400               22,615
Related party and other long-term receivables                                                       935                  963
Intangible assets, net                                                                           96,968               97,754
Other assets                                                                                      2,134                2,197
                                                                                       -----------------      ---------------

                   Total assets                                                        $        195,470       $      178,675
                                                                                       =================      ===============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses                                                  $         61,618       $       62,873
Customer deposits                                                                                57,332               36,704
Current portion of long-term debt                                                                 5,000                5,082
                                                                                       -----------------      ---------------

                   Total current liabilities                                                    123,950              104,659


Long-term debt, net of current portion                                                           24,431               24,431
Other long-term liabilities                                                                       1,019                  621
                                                                                       -----------------      ---------------
                   Total liabilities                                                            149,400              129,711


Commitments and Contingencies
Shareholders' equity:
   Preferred Stock, $.01 par value, 6,000,000 shares authorized,
    no shares issued and outstanding.                                                                 -                    -
   Common Stock, $.01 par value, 60,000,000 shares authorized, 14,775,816,
    and 14,747,576 shares issued, respectively.                                                     148                  148
  Deferred compensation                                                                             (25)                 (28)
  Additional paid-in capital                                                                     95,771               95,771
  Retained deficit                                                                              (47,508)             (44,611)
  Treasury stock, 382,991 and 382,991 shares at cost, respectively                               (2,316)              (2,316)
                                                                                       -----------------      ---------------
                   Total shareholders' equity                                                    46,070               48,964
                                                                                       -----------------      ---------------
Total liabilities and shareholders' equity                                             $        195,470       $      178,675
                                                                                       =================      ===============

-------------------------------------------------
See Notes to condensed consolidated financial statements.

                  GLOBAL VACATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                                                              Three Months Ended
                                                                                 --------------------------------------------
                                                                                                  March 31,
                                                                                                  ---------
                                                                                         2000                   1999
                                                                                 ---------------------  ---------------------

Net revenues                                                                     $             27,352   $             22,759
Operating expenses                                                                             27,367                 21,421
                                                                                 ---------------------  ---------------------

                       Gross profit                                                               (15)                 1,338

General and administrative expenses                                                             2,418                  3,067

Depreciation and amortization                                                                   1,851                  1,046
                                                                                 ---------------------  ---------------------
  Loss from operations                                                                         (4,284)                (2,775)
                                                                                 ---------------------  ---------------------

Other income (expense)
         Interest income                                                                          529                    455

         Interest expense                                                                      (1,148)                  (144)

         Other                                                                                    (12)                     9
                                                                                 ---------------------  ---------------------
                       Total                                                                     (631)                   320
                                                                                 ---------------------  ---------------------

Loss before income taxes and extraordinary item                                                (4,915)                (2,455)

Income tax benefit                                                                              2,018                    917
                                                                                 ---------------------  ---------------------

 Loss before extraordinary item                                                                (2,897)                (1,538)

Extraordinary item, net of income tax benefit of $144                                               -                   (257)
                                                                                 ---------------------  ---------------------

  Net loss                                                                       $             (2,897)  $             (1,795)
                                                                                 =====================  =====================

Basic and diluted net loss per common share:

 Loss per share before extraordinary item                                        $              (0.20)  $              (0.10)

 Extraordinary item per share                                                    $                  -   $              (0.02)
                                                                                 ---------------------  ---------------------

 Basic and diluted net loss per share                                            $              (0.20)  $              (0.12)
                                                                                 =====================  =====================

Basic and diluted weighted average
   shares outstanding                                                                          14,393                 14,706
                                                                                 =====================  =====================

See Notes to condensed consolidated financial statements.

                  GLOBAL VACATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                                         Three Months Ended
                                                                                              ------------------------------------
                                                                                               March 31, 2000     March 31, 1999
                                                                                              ------------------------------------

Cash flows from operating activities:

     Net loss                                                                                    $    (2,897)      $    (1,795)
     Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                                  1,851             1,030
        Write-off of deferred financing costs                                                              -               401
        Amortization of deferred financing costs                                                         248                16
        Amortization of deferred compensation                                                              3                30
        Changes in assets and liabilities, excluding effect of acquisitions
                   Accounts receivable                                                                 1,319             1,001
                   Other assets                                                                        2,139               319
                   Accounts payable and accrued expenses                                              (1,256)           (3,561)
                   Customer deposits                                                                  20,628             9,863
                   Other liabilities                                                                     398            (1,172)
                                                                                                 -----------       -----------
     Net cash provided by operating activities                                                        22,433             6,132
                                                                                                 -----------       -----------

     Cash flows from investing activities:


        Purchases of property and equipment                                                             (909)           (1,076)
        Net sales (purchases) of investments                                                              78              (530)
        Acquisitions, net of cash acquired                                                                 -            (2,296)
                                                                                                 -----------       -----------
     Net cash used in investing activities                                                              (831)           (3,902)
                                                                                                 -----------       -----------

     Cash flows from financing activities:

        Net payments on loans to/from related parties                                                      -               411
        Payments on capital lease obligations                                                            (82)                -
        Proceeds from borrowings under credit agreement                                                    -            10,250
        Repayment of borrowings from credit agreement                                                      -            (5,200)
        Deferred financing costs                                                                           -              (286)
        Purchase of treasury stock                                                                         -              (590)
                                                                                                 -----------       -----------
   Net cash (used in) provided by financing activities                                                   (82)            4,585
                                                                                                 -----------       -----------
   Net increase in cash and cash equivalents                                                          21,520             6,815
   Cash and cash equivalents beginning of period                                                      24,152            30,317
                                                                                                 -----------       -----------

   Cash and cash equivalents end of period                                                       $    45,672       $    37,132
                                                                                                 ===========       ===========

Supplemental disclosures of cash flow information:
                                      Cash paid for:

                                                      Taxes                                      $         4       $       170
                                                      Interest                                   $       638       $       130

See Notes to condensed consolidated financial statements

                  GLOBAL VACATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.  BUSINESS DESCRIPTION AND ORGANIZATION

   Global Vacation Group, Inc. (the "Company" or "GVG") is one of the largest U.S. providers of value-added vacation products and services targeted to higher-income travelers. The Company assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers through retail travel distributors, such as travel agents, and other distribution channels, including the Internet and affinity groups. The Company provides flexible independent travel programs for individuals as well as escorted tours and group packages. Global Vacation Group, Inc.'s common stock is traded on the New York Stock Exchange under the symbol "GVG".

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

Risks and Other Important Factors

   For the year ended December 31, 1999, the Company incurred a net loss of $3.5 million stemming in part from a decrease in gross profit of approximately $6.7 million in 1998. As a result of these losses, the Company was required in October 1999 to amend its credit agreement (see Note 5). The credit agreement, as amended, requires the Company to meet certain financial ratios and covenants. If the Company is not profitable commencing in the second quarter of 2000 and for the year ended December 31, 2000, it is unlikely that the Company will remain in compliance with the financial covenants of its credit agreement. Although there can be no assurance that the Company will meet its financial covenants, management believes that the Company should be able to operate under the amended credit agreement for at least the remainder of 2000.

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

   The success and future of the Company is dependent on its ability to maximize revenue growth and profitability from its Classic Custom Vacations and Allied Tours brands, while turning around the performance of its Vacations By Globetrotters brand. Management believes that it has addressed the integration driven operating problems at Globetrotters. If, however, management is unsuccessful in its efforts at Globetrotters, then the Company may be required to restructure its operations. If the Company is required to restructure or sell certain of its operations, there can be no assurances that the carrying value of the Company's assets will be fully realized.

   The Company's operations are subject to certain risks and uncertainties, including, among others, current and potential competitors with greater resources, dependence on effective information systems, changing industry dynamics related to new methods of distribution within the travel industry, industry consolidations, seasonal fluctuations in operating results, dependence on rapidly changing technologies, reliance on key personnel, international political and economic conditions impacting travel patterns, and dependence on travel suppliers.

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

   The quarterly condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of the Company, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Form 10-K. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

   There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 to the Consolidated Financial Statements and related Notes thereto included in the Company's 1999 Form 10-K.

Net Revenues

   Net revenues include commissions and markups on travel products and services, volume bonuses received from travel suppliers, cancellation fees and other ancillary fees such as travel waiver and insurance products and are generally recognized upon the commencement of travel. For the three months ended March 31, 2000 and 1999, the Company had net revenues of $27.4 million and $22.8 million, respectively, and net (loss), before extraordinary charges, of ($2.9) million and ($1.5) million, respectively, derived from a total dollar value of travel products and services of $120.4 million and $96.2 million, respectively.

Income Taxes

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that a net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

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

   After considering the Company's 1999 and first quarter 2000 performance, management evaluated the carrying value of its Acquired Businesses and related intangible assets including goodwill. This evaluation was made at each of the Company's operating brands. Given that the Acquisitions were all consummated in either 1998 or 1999 and that management's cash flow forecast supports the carrying value of the respective assets, management concluded that no adjustment to the carrying value of long-lived assets was needed at this time.

   The Company's estimates of anticipated net revenues, gross profits, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, or competitive pressures in any of the Company's individual operating brands. As a result, the carrying amount of long-lived assets and intangibles including goodwill could be reduced materially in the future.

Net Loss per Share

   Basic income or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

   The treasury stock effect of options to purchase 1,363,561 and 1,705,607 shares of common stock outstanding at March 31, 2000 and 1999, respectively have not been included in the computation of diluted loss per share for the three months ended March 31, 2000 and 1999 as such effect would be anti-dilutive.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 was initially proposed to be effective for all fiscal years beginning after June 15, 1999, however the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and the effective date of this SFAS has been deferred until issuance by the FASB. Management has not yet determined the impact of adopting this statement, but believes it will not have a material impact upon the Company's results of operations or financial position.

   In January 2000, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The Bulletin provides guidance for applying generally accepted accounting principles to revenue recognition, presentation and disclosure in financial statements filed with the SEC. SAB No. 101 is effective no later than the second quarter for fiscal years beginning after December 15, 1999. Management has not yet determined the impact of adopting this statement

3. Acquisitions

   Since March 1998, the Company has acquired Haddon, Classic, Globetrotters, Friendly, ITR, Island and substantially all of the assets of MTI and Trase Miller. Each of these acquisitions was acquired with cash and certain assets. The Company financed the Acquisitions with proceeds from the issuance of additional shares of convertible preferred and common stock and from borrowings under its Credit Facility. The acquisition of each of these businesses has been accounted for as a purchase for financial reporting purposes. The Company allocated the excess of the purchase price over the fair value of net assets acquired to goodwill. The Company amortizes goodwill over 35 years.

   In connection with the 1999 and 1998 acquisitions, the Company recognized approximately $5.3 million in liabilities as the cost of closing redundant facilities and terminating certain employees. As of December 31, 1999, approximately $3.2 million of the accrual remained. During the three months ended March 31, 2000, the Company charged approximately $135,000 against the accrual for amounts paid during this period. The remaining accrual relates primarily to lease and severance costs, substantially all of which are expected to be paid in 2000.

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

5. Second Amended Credit Facility

   The Company's operating results during the year ended December 31, 1999 required the Company to restructure its credit facility agreement (the "Second Amended Agreement") with the Lenders. The Second Amended Agreement changes the previously established acquisition line of credit into a revolving line and adjusts the total capacity of the facility to $41 million with maturity on January 31, 2002. The facility allows for cash borrowings of up to $35 million and for the issuance of standby letters of credit up to a total of $10 million. The total commitment and amount available for cash borrowings are scheduled to reduce by $5 million on January 14, 2000, December 31, 2000 and December 31, 2001 with the final $26 million at maturity. In December 1999, the Company made a voluntary permanent prepayment of $5 million satisfying the January 14, 2000 scheduled reduction. Under the Second Amended Agreement, the Company will continue to pay interest at an alternate base rate advances ("ABR Advances") or eurodollar advances ("Eurodollar Advances") plus an applicable margin. Through October 1, 2000 the applicable ABR and Eurodollar Advance Margins are 2.25 and
3.50 percent, respectively.

   The Second Amended Agreement also revised the requirements of the Company to meet certain financial ratios and covenants, including minimum EBITDA, minimum customer deposit coverage, interest coverage, and limitations on capital expenditures. The Company received relief from the fixed charge ratio and leverage ratio until October 1, 2000. In exchange for these waivers, the Company agreed to a fee equal to 1.5% of the outstanding credit facility. The Second Amended Agreement also contains an additional fee provision of up to 1.5% of outstanding borrowings if the Company does not raise a minimum of $25 million in equity. The additional fee is earned by the Lenders in 0.25% increments at 90, 120, 150, 180, 240, and 300 days from October 28, 1999. During the three months ended March 31, 2000, the Company paid $270,000 of these additional fees.

   As of March 31, 2000 of the total facility commitment of $36 million and maximum available for cash borrowings of $30 million, the Company had $29.4 million of outstanding borrowings and has issued $5.7 million in standby letters of credit leaving $0.6 million available for cash borrowings or up to $0.9 million available to secure standby letters of credit. The facility allows for additional letters of credit up to a total of $10 million provided that such additional letters of credit are secured by cash deposited with the Lenders. As of March 31, 2000, the Company's average interest rate on outstanding borrowings was approximately 9.85% excluding the effects of amortization of deferred financing costs.

   During the three months ended March 31, 1999, the Company recognized an extraordinary charge of $257,000, net of income tax effect of $144,000, related to the restructuring of the Company's credit facility.


ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

      FORWARD-LOOKING INFORMATION

   The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. A number of important factors, including those identified above under the caption "Risk Factors" in the Company's 1999 Form 10-K which hereby is incorporated by reference, as well as factors discussed elsewhere in this Form 10-Q, could cause the Company's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) changes in general economic conditions and other factors that affect demand for travel products or services; (ii) changes in the vacation travel industry; (iii) changes in the Company's relationships with travel suppliers; (iv) competitive factors (including changes in travel distribution methods); and (v) the success of the Company's operating and growth strategies (including the ability to integrate acquisitions into Company operations, the ability of acquired companies to achieve satisfactory operating results and the ability of the Company to manage the transition to an integrated information platform). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Overview

   Global Vacation Group, Inc., and Subsidiaries ("GVG" or the "Company") assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers through retail travel distributors, such as travel agents, and other distribution channels including the Internet and affinity groups. In March 1998, the Company was recapitalized and between March 1998 and June 1999 acquired the stock or assets of seven other vacation providers and one information system provider. Through these acquisitions, GVG acquired the outstanding capital stock of Haddon Holidays, Inc. ("Haddon"), Classic Custom Vacations ("Classic"), Globetrotters, Inc. ("Globetrotters"), Friendly Holidays, Inc. ("Friendly"), Island Resort Tours, Inc. ("Island"), International Travel & Resorts, Inc. ("ITR"), substantially all the assets of MTI Vacations, Inc. ("MTI"), and Trase Miller Solutions, Inc. ("Trase Miller") (collectively, the "Acquisitions" or the "Acquired Businesses"). The consideration for the Acquisitions consisted primarily of cash. Each acquisition has been accounted for under the purchase method of accounting. The accompanying financial statements for the three months ended March 31, 2000 and 1999 include the results of operations for each of the Acquisitions from their respective acquisition dates.

   Net revenues include commissions and markups on travel products and services, volume bonuses received from travel suppliers, cancellation fees and other ancillary fees such as travel waiver premiums and are generally recognized upon the commencement of travel. For the three months ended March 31, 2000 and 1999, the Company had net revenues of $27.4 million and $22.8 million, respectively, and net loss, before extraordinary charges, of $2.9 million and $1.5 million, respectively, derived from a total dollar value of travel products and services of $120.4 million and $96.2 million, respectively.

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

   The Company derives a significant portion of its pre-tax results from interest earned on funds related to customer deposits and prepayments for vacation products. Generally, the Company requires a deposit within one week of making a travel reservation. Reservations are typically made two to three months prior to departure. Additionally, for packaged tours, the Company generally requires that the entire cost of the vacation be paid in full 45 to 60 days before departure, unless reservations are made closer to departure. While terms vary, the Company generally pays for the vacation components after the customer's departure. In the period between receipt of a deposit or prepayment and the payment of related expenses, these funds are invested in cash and investment-grade securities. This cycle is typical in the packaged tour industry and earnings generated on deposits and prepayments are integral to the Company's operating model and pricing strategies. For the three-month periods ending March 31, 2000 and 1999, the Company had interest income of $529,000 (1.9% of net revenues) and $455,000 (2.0% of net revenues), respectively.

   The following table summarizes the Company's historical results of operations as a percentage of net revenues for the three months ended each of March 31, 2000 and 1999.

RESULTS OF OPERATIONS (UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                           2000                                1999
                                                                           -----                               ----
                                                                Amount                %             Amount               %
                                                           -----------------------------------------------------------------------

Net revenues                                                    $27,352             100.0%          $22,759            100.0%
Operating expenses                                               27,367             100.1            21,421             94.1
                                                           -----------------------------------------------------------------------
     Gross profit                                                   (15)             (0.1)            1,338              5.9
General and administrative expenses                               2,418               8.8             3,067             13.5
Depreciation and amortization                                     1,851               6.8             1,046              4.6
                                                           -----------------------------------------------------------------------
     Loss from operations                                        (4,284)            (15.7)           (2,775)           (12.2)
                                                           -----------------------------------------------------------------------
Interest income                                                     529               1.9               455              2.0
Interest expense                                                 (1,148)             (4.2)             (144)            (0.6)
Other, net                                                          (12)             --                   9             --
                                                           -----------------------------------------------------------------------

Loss before income taxes and  extraordinary item                 (4,915)            (18.0)           (2,455)           (10.8)
Income tax benefit                                                2,018               7.4               917              4.0
                                                           -----------------------------------------------------------------------
 Loss before extraordinary item                                  (2,897)            (10.6)           (1,538)            (6.8)

Extraordinary item, net of income tax benefit of $144                --              --                (257)            (1.1)
                                                           -----------------------------------------------------------------------
  Net loss                                                     $ (2,897)            (10.6)%        $ (1,795)            (7.9)%
                                                           =======================================================================

   Net revenues for the three months ended March 31, 2000 and 1999, were $27.4 million and $22.8 million, respectively, which reflects the combined net revenues of the Company and the Acquired Businesses after the respective dates of acquisition. The increase in net revenues of 20.2% for the three months ended March 31, 2000 were primarily due to the full quarter effect of the 1999 acquired businesses and increased sales at the Classic Custom Vacations brand.

   The Company's net revenues generally are highest in the second and third quarters of the year, while its expenses, as a percentage of net revenues, generally are highest in the first and fourth quarters.

   Operating expenses for the three months ended March 31, 2000 and 1999, were $27.4 million and $21.4 million, respectively, or 100.1% and 94.1%, respectively, of net revenues. The increase in operating expenses is due to the product roll out of Better Homes and Gardens in test markets and increased advanced bookings during the three months ended March 31, 2000 in comparison to the three months ended March 31, 1999. In addition, the operations related to 1999 acquisitions are not as impacted by seasonality changes and maintain relatively flat levels of operating expenses from quarter to quarter.

   General and administrative expenses for the three months ended March 31, 2000 and 1999 were $2.4 million and $3.1 million, respectively, or 8.8% and 13.5%, respectively, of net revenues. The decrease in general and administrative expenses of 21.2% is primarily due to decreases in professional fees and outside services and the integration of certain operations of the Acquired Businesses into other brands.

   Depreciation and amortization for the three months ended March 31, 2000 and 1999 was $1.9 million and $1.0 million or 6.8% and 4.6%, respectively, of net revenues. The increase is due to the amortization of goodwill and certain intangible assets and depreciation of the technology platform acquired in the 1999 Acquisitions.

   Interest income for the three months ended March 31, 2000 and 1999 was $529,000 and $455,000, respectively, or 1.9% and 2.0%, respectively, of net revenues. The increase is due to greater levels of invested cash and generally higher rates of returns for the three months ended March 31, 2000 in comparison to the three months ended March 31, 1999.

   Interest expense for the three months ended March 31, 2000 and 1999 was $1.1 million and $144,000, respectively. The increase is due to higher levels of borrowings from the Company's credit facility in the three months ended March 31, 2000 in comparison to the same period in March 31, 1999 due to the 1999 acquisitions. In addition, the average borrowing rate on debt for the three months ended March 31, 2000 was higher due to U.S. financial market conditions and changes in the Company's credit facility in comparison to the same period ended March 31, 1999.

   The benefit for income taxes for the three months ended March 31, 2000 and 1999 was $2.0 million and $917,000, respectively, at tax rates of 41.1% for 2000 and 37.4 % for 1999.

   Net loss for the three months ended March 31, 1999 includes an extraordinary charge of $257,000, net of tax benefit of $144,000, related to the restructuring of the Company's credit facility.

   Net loss for the three months ended March 31, 2000 and 1999 was $2.9 million and $1.8 million, respectively, or 10.6%, and 7.9%, respectively, of net revenues.

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

   The Company's operating results during the year ended December 31, 1999 required the Company to restructure its credit facility agreement (the "Second Amended Agreement") with the Lenders. The Second Amended Agreement changes the previously established acquisition line of credit into a revolving line and adjusts the total capacity of the facility to $41 million with maturity on January 31, 2002. The facility allows for cash borrowings of up to $35 million and for the issuance of standby letters of credit up to a total of $10 million. The total commitment and amount available for cash borrowings are scheduled to reduce by $5 million on January 14, 2000, December 31, 2000 and December 31, 2001 with the final $26 million at maturity. In December 1999, the Company made a voluntary permanent prepayment of $5 million satisfying the January 14, 2000 scheduled reduction. Under the Second Amended Agreement, the Company will continue to pay interest at an alternate base rate advances ("ABR Advances") or eurodollar advances ("Eurodollar Advances") plus an applicable margin. Through October 1, 2000 the applicable ABR and Eurodollar Advance Margins are 2.25 and
3.50 percent, respectively.

   The Second Amended Agreement also revised the requirements of the Company to meet certain financial ratios and covenants, including minimum EBITDA, minimum customer deposit coverage, interest coverage, and limitations on capital expenditures. The Company received relief from the fixed charge ratio and leverage ratio until October 1, 2000. In exchange for these waivers, the Company agreed to a fee equal to 1.5% of the outstanding credit facility. The Second Amended Agreement also contains an additional fee provision of up to 1.5% of outstanding borrowings if the Company does not raise a minimum of $25 million in equity. The additional fee is earned by the Lenders in 0.25% increments at 90, 120, 150, 180, 240, and 300 days from

October 28, 1999. During the three months ended March 31, 2000, the Company paid $270,000 of these additional fees.

   As of March 31, 2000 of the total facility commitment of $36 million and maximum available for cash borrowings of $30 million, the Company had $29.4 million of outstanding borrowings and has issued $5.7 million in standby letters of credit leaving $0.6 million available for cash borrowings or up to $0.9 million available to secure standby letters of credit. The facility allows for additional letters of credit up to a total of $10 million provided that such additional letters of credit are secured by cash deposited with the Lenders. As of March 31, 2000, the Company's average interest rate on outstanding borrowings was approximately 9.85% excluding the effects of amortization of deferred financing costs.

   Net cash provided by operating activities for the three months ended March 31, 2000 was $22.4 million as compared to $6.1 million in net cash provided by operating activities in the first three months of 1999. The increase of approximately $16.3 million in operating cash flows relates primarily to the increase in customer deposits in the first three months of 2000 in relation to the same time period in 1999. The increase in customer deposits relates to increased advance bookings and the effect of the 1999 acquisitions.

   The Company made capital expenditures of $909,000 in the first three months of 2000 and $1.1 million in the three months ended March 31, 1999. The Company used $2.3 million of cash, net of cash acquired, for acquisitions in the three months ended March 31, 1999. The Company borrowed approximately $10.3 million from its credit facility to finance the acquisition of Friendly Holidays for the period ended March 31, 1999.

   Management has seen strong advance bookings for year 2000 The positive trend in year 2000 booking patterns is a result of strong advance bookings at Classic Custom Vacations from existing products, the recent introduction of a Mexico vacation product line and expansion of Caribbean, U.S. and European destination products. The Company's in-bound travel brand, Allied Tours, also continues to post slow growth as a result of continued softness in the Latin American and Asian economies while the corrections at the Globetrotters brand will take time to stabilize and result in positive sales improvement.

   The success and future of the Company is dependent on its ability to maximize revenue growth and profitability from its Classic Custom Vacations and Allied Tours brands, while turning around the performance of its Globetrotters brand. Management believes that it has addressed the integration driven operating problems at Globetrotters. If, however, management is unsuccessful in its efforts at Globetrotters, then the Company may be required to restructure some of its operations. If the Company is required to restructure or sell certain of its operations, there can be no assurances that the carrying value of the Company's assets will be fully realized.

New Accounting Standards

   In June 1998, the Financials Accounting and Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 was initially proposed to be effective for all fiscal years beginning after June 15, 1999, however the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and the effective date of this SFAS has been deferred until issuance by the FASB. Management has not yet determined the impact of adopting this statement, but' believes it will not have a material impact upon the Company's results of operations or financial position.

   In January 2000, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin

("SAB") No. 101, "Revenue Recognition." The Bulletin provides guidance for applying generally accepted accounting principles to revenue recognition, presentation and disclosure in financial statements filed with the SEC. SAB No. 101 is effective no later than the second quarter for fiscal years beginning after December 15, 1999. Management has not yet determined the impact of adopting this statement.

ITEM 3.

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

PART II. OTHER INFORMATION

ITEM 4.        Submission of Matters to a Vote of Security Holders

               NONE

ITEM 6.        Exhibits and Reports on Form 8-K

(a)            Exhibits

               27.1   Financial Data Schedule

(b) The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2000


                                          GLOBAL VACATION GROUP, INC.



                                          By:
                                             ----------------------------------
                                                Jay G. Stuart
                                                Executive Vice President,
                                                & Chief Financial Officer

                                  Exhibit Index


Exhibits:

1)          27.1   Financial Data Schedule