Form 10-Q
period 2000-06-30
GLOBAL VACATION GROUP INC
filed 2000-08-14
CIK 1061202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

Commission File No. 001-14353

Global Vacation Group, Inc.

(Exact name of Registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-1894567 (I.R.S. Employer Identification Number)

1420 New York Avenue, N.W., Suite 550 Washington D.C. (Address of principal executive offices)	20005 (Zip Code)

Registrant’s telephone number, including area code: (202) 347-1800

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No

      As of August 11, 2000 there were 14,392,825 shares of Registrant’s Common Stock outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
STOCK PURCHASE AGREEMENT DATED MARCH 17, 1999
STOCK PURCHASE AGREEMENT DATED APRIL 1, 1999
ASSET PURCHASE AGREEMENT
AMENDMENT NO. 3 TO RESTATED CREDIT AGREEMENT
NOTE PURCHASE
FINANCIAL DATA SCHEDULE

PART I.

FINANCIAL INFORMATION

Item  1:  Financial Statements

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

ASSETS

	June 30, 2000	December 31, 1999

	(unaudited)

Current assets:

Cash and cash equivalents (includes $6,144 and $1,219 of restricted cash, respectively)	$58,209	$24,152

Short-term investments	25	103

Accounts receivable, net of allowance of $585 and $1,222, respectively	24,725	20,068

Other current assets	8,601	10,823

Total current assets	91,560	55,146

Property and equipment, net	21,978	22,615

Related party and other long-term receivables	908	963

Intangible assets, net	100,256	97,754

Other assets	155	2,197

Total assets	$214,857	$178,676

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$76,807	$62,873

Customer deposits	65,287	36,704

Current portion of long-term debt	—	5,082

Total current liabilities	142,094	104,659

Long-term debt, net of current portion	—	24,431

Other long-term liabilities	1,354	621

Convertible notes	27,500	—

Total liabilities	170,948	129,711

Commitments and Contingencies Shareholders’ equity:

Preferred Stock, $.01 par value, 6,000,000 shares authorized, no shares issued and outstanding	—	—

Common Stock, $.01 par value, 60,000,000 shares authorized, 14,775,816, and 14,747,576 shares issued, respectively	148	148

Deferred compensation	(23)	(28)

Additional paid-in capital	95,771	95,771

Retained deficit	(49,671)	(44,611)

Treasury stock, 382,991 and 382,991 shares at cost	(2,316)	(2,316)

Total shareholders’ equity	43,909	48,964

Total liabilities and shareholders’ equity	$214,857	$178,676

See Notes to condensed consolidated financial statements.

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
(unaudited)

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Net revenues	$36,394	$34,411	$63,746	$57,170

Operating expenses	31,908	29,329	59,275	50,750

Gross profit	4,486	5,082	4,471	6,420

General and administrative expenses	2,425	3,519	4,843	6,586

Depreciation and amortization	1,893	1,378	3,744	2,424

Income (loss) from operations	168	185	(4,116)	(2,590)

Other income (expense)

Interest income	821	601	1,350	1,056

Interest expense	(1,145)	(430)	(2,293)	(574)

Other	11	48	(1)	57

Total	(313)	219	(944)	539

Income (loss) before income taxes and extraordinary item	(145)	404	(5,060)	(2,051)

Income tax benefit (expense)	(2,018)	(135)	—	782

Income (loss) before extraordinary item	(2,163)	269	(5,060)	(1,269)

Extraordinary item, net of income tax benefit of $144	—	—	—	(257)

Net income (loss)	$(2,163)	$269	$(5,060)	$(1,526)

Basic and diluted net loss per common share:

Income (loss) per share before extraordinary item	$(0.15)	$0.02	$(0.35)	$(0.08)

Extraordinary item per share	$—	$—	$—	$(0.02)

Basic net income (loss) per share	$(0.15)	$0.02	$(0.35)	$(0.10)

Diluted net income (loss) per share	$(0.15)	$0.02	$(0.35)	$(0.10)

Weighted Average Shares Outstanding:

Basic	14,393	14,627	14,393	14,666

Diluted	14,393	14,711	14,393	14,666

See Notes to condensed consolidated financial statements.

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2000	1999

Cash flows from operating activities:

Net loss	$(5,060)	$(1,526)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	3,744	2,424

Amortization of deferred financing costs	549	435

Amortization of deferred compensation	5	60
Changes in assets and liabilities, excluding effect of acquisitions

Accounts receivable	(4,657)	(3,392)

Other assets	1,122	2,274

Accounts payable and accrued expenses	15,087	11,819

Customer deposits	28,583	18,622

Other liabilities	231	(738)

Net cash provided by operating activities	39,604	29,978

Cash flows from investing activities:

Purchases of property and equipment	(1,648)	(2,691)

Net sales (purchases) of investments	78	(169)

Acquisitions, net of cash acquired	—	(31,161)

Net cash used in investing activities	(1,570)	(34,021)

Cash flows from financing activities:

Net payments on loans from related parties	—	(797)

Payments on capital lease obligations	(746)	—

Proceeds from borrowings under credit agreement	—	33,641

Repayment of borrowings from credit agreement	(29,422)	(5,200)

Proceeds from convertible notes	27,500	—

Deferred financing costs	(1,309)	(343)

Purchase of treasury stock	—	(1,563)

Net cash (used in) provided by financing activities	(3,977)	25,738

Net increase in cash and cash equivalents	34,057	21,695

Cash and cash equivalents beginning of period	24,152	30,317

Cash and cash equivalents end of period	$58,209	$52,012

Supplemental disclosures of cash flow information:

Cash paid for:

Taxes	$4	$170

Interest	$638	$280

See Notes to condensed consolidated financial statements.

GLOBAL VACATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000
(Unaudited)

1. Business Description and Organization

      Global Vacation Group, Inc. and subsidiaries (the “Company” or “GVG”) is one of the largest U.S. providers of value-added vacation products and services targeted to higher-income travelers. The Company assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers through retail travel distributors, such as travel agents, and other distribution channels, including the Internet and affinity groups. The Company provides flexible independent travel programs for individuals as well as escorted tours and group packages. Global Vacation Group, Inc.’s common stock is traded on the New York Stock Exchange under the symbol “GVG”.

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

  Risks and Other Important Factors

      For the year ended December 31, 1999, and for the six months ended June 30, 2000, the Company incurred a net loss of $3.5 million and $5.1 million, respectively. To address these results, management has announced plans to restructure and consolidate certain aspects of its business related primarily to its Vacations By Globetrotters operations including the systems acquired in the Trase Miller acquisition.

      During the three months ended June 30, 2000, the Company raised $27.5 million from a private investment group (see Note 6) through the issuance of subordinated convertible 9% notes due July 1, 2007 and subsequently paid down all outstanding borrowings under its credit agreement. In conjunction with the repayment, the Company amended the financial covenants and interest rate under its credit facility. The amended credit agreement still requires the Company to meet certain financial covenants and ratios. There can be no assurance that the Company will continue to meet these conditions, and if it does not, the Lenders could terminate the credit agreement with the Company. In that event, the Company might be required to locate additional sources of capital. Although the Company believes it has the ability to find such sources, there can be no assurance that adequate capital will be available, or available on terms that are reasonable or acceptable to the Company.

      The success and future of the Company is dependent on its ability to maximize revenue growth and profitability from its Classic Custom Vacations and Allied Tours brands, while restructuring the operations of its Vacations By Globetrotters brand. Although the restructuring is intended to significantly eliminate overhead and other expenses, there can be no assurance that these actions will improve the performance of the Company as a whole or its operating results.

      The Company’s operations are subject to certain risks and uncertainties, including, among others, current and potential competitors with greater resources, dependence on effective information systems, changing industry dynamics related to new methods of distribution within the travel industry, industry consolidations,

GLOBAL VACATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

seasonal fluctuations in operating results, dependence on rapidly changing technologies, reliance on key personnel, international political and economic conditions impacting travel patterns, and dependence on travel suppliers.

  Restructuring Plan

      On July 31, 2000 the Company announced that it plans to restructure and consolidate certain aspects of its business. The Company intends to merge the management of its Vacations By Globetrotters operations under the direction of its Classic Custom Vacations brand. As part of this consolidation, the Company will migrate its Globetrotters domestic products to the Classic technology platform. Upon finalization of these plans in the third quarter, the Company expects to terminate approximately 85 full-time employees and reduce the office facility requirements of its Chicago operations. With the completion of these plans, management expects to record a charge of approximately $35.0 million for the resulting impairment of systems, intangible assets as well as severance and restructuring costs.

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

      The quarterly condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of the Company, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 1999 Form 10-K. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

      There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 to the Consolidated Financial Statements and related Notes thereto included in the Company’s 1999 Form 10-K.

  Net Revenues

      Net revenues include commissions and markups on travel products and services, volume bonuses received from travel suppliers, cancellation fees and other ancillary fees such as travel waiver and insurance products and are generally recognized upon the commencement of travel. For the six months ended June 30, 2000 and 1999, the Company had net revenues of $63.7 million and $57.2 million, respectively, and net loss, before extraordinary charges, of $5.1 million and $1.3 million, respectively, derived from total dollar values of travel products and services of $283.0 million and $246.1 million, respectively.

Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and

GLOBAL VACATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that a net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. During the three months ended June 30, 2000, the Company provided a valuation allowance against previously recognized deferred tax assets as a result of the Company’s plan to restructure.

Long-lived Assets

      The Company reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Other than as a result of the restructuring, management believes that its long-lived assets are recoverable.

      The Company’s estimates of anticipated net revenues, gross profits, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, or competitive pressures in any of the Company’s individual operating brands. As a result, the carrying amount of long-lived assets and intangibles including goodwill could be further reduced materially in the future.

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

      The treasury stock effect of options to purchase 1,346,311 and 1,528,774 shares of common stock outstanding at June 30, 2000 and 1999, respectively, has not been included in the computations of diluted loss per share for the three and six months ended June 30, 2000 or the six months ended June 30, 1999, as such effect would be anti-dilutive. The treasury stock effect of options outstanding at June 30, 1999 has been included in the computation of diluted income per share for the three months ended June 30, 1999. Additionally, the effect of the convertible notes has not been included in the computation of diluted loss per share for the three and six months ended June 30, 2000, as such effect would be anti-dilutive.

New Accounting Standards

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 was initially proposed to be effective for all fiscal years beginning after June 15, 1999, however the FASB issued SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”, and the effective date of this SFAS has been deferred until issuance by the FASB. Management has not yet determined the impact of adopting this statement, but believes it will not have a material impact upon the Company’s results of operations or financial position.

      In January 2000, the SEC issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition.” The Bulletin provides guidance for applying generally accepted accounting principles to revenue recognition,

GLOBAL VACATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presentation and disclosure in financial statements filed with the SEC. SAB No. 101 is effective no later than the fourth quarter for fiscal years beginning after December 15, 1999. Management has not yet determined the impact of adopting this statement.

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

      In connection with the 1999 and 1998 acquisitions, the Company recognized approximately $5.3 million in liabilities as the cost of closing redundant facilities and terminating certain employees. As of December 31, 1999, approximately $3.2 million of the accrual remained. During the six months ended June 30, 2000, the Company charged approximately $1.0 million against the accrual for amounts paid during this period. The remaining accrual relates primarily to lease and severance costs, substantially all of which are expected to be paid in 2000.

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

5. Second Amended Credit Facility

      The Company’s operating results during the year ended December 31, 1999 required the Company to restructure its credit facility by entering into an amended agreement (the “Second Amended Agreement”) with the lenders of the facility. The Second Amended Agreement changed the previously established acquisition line of credit into a revolving line and adjusted the total capacity of the facility to $41.0 million with maturity on January 31, 2002. The facility allowed for cash borrowings of up to $35.0 million and for the issuance of standby letters of credit up to a total of $10.0 million. Under the Second Amended Agreement, the Company continued to pay interest at an alternate base rate advances (“ABR Advances”) or eurodollar advances (“Eurodollar Advances”) plus an applicable margin.

      The Second Amended Agreement also revised financial ratios and covenants which the Company is required to meet. The Second Amended Agreement also provided for an additional fee of up to 1.5% of outstanding borrowings if the Company did not raise a minimum of $25.0 million in equity. The additional fee was earned by the Lenders in 0.25% increments at 90, 120, and 150 days from October 28, 1999. During the six months ended June 30, 2000, the Company paid $411,000 of these additional fees.

      During the three months ended June 30, 2000, the Company further amended its credit facility in conjunction with raising $27.5 million in convertible debt from a private investment group (see Note 6). In exchange for complete paydown of all outstanding borrowings, the Lenders agreed to amendments that altered and replaced certain of the credit facility’s prescribed financial covenants and ratios, including replacing minimum EBITDA coverage with a leverage ratio. The amendment also provides reduction in certain of the applicable margins on borrowings and fees under the credit facility.

GLOBAL VACATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of June 30, 2000, the remaining total facility commitment was $20.5 million and the maximum available for cash borrowings was $13.9 million. As of such date, the Company had no outstanding borrowings and had issued $6.6 million in standby letters of credit leaving up to $3.4 million available to secure additional standby letters of credit. The facility allows for letters of credit up to a total of $10 million with any additional letters of credit above this amount secured by cash deposited with the Lenders.

6. Convertible Debt

      In June 2000, the Company raised $27.5 million from the issuance of subordinated convertible notes (the “Notes”). Under terms of the transaction, the Company issued 9%, seven-year subordinated notes, convertible into common stock at a price of $5.25 per share. The Notes may be converted, at any time, in total or partial to common stock. Under the terms of the note purchase agreement, the Company is required to meet certain financial ratios and covenants including a debt-to-equity ratio and a fixed charge coverage ratio, among others. In connection with the issuance of the Notes, the Company has incurred approximately $1.3 million in financing costs. The Company will amortize such costs over the term of the Notes.

Item  2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

      The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances, over many of which the Company has little or no control. A number of important factors, including those identified under the caption “Risk Factors” in the Company’s 1999 Form 10-K, as well as factors discussed elsewhere in this Form 10-Q, could cause the Company’s actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) changes in general economic conditions and other factors that affect demand for travel products or services; (ii) changes in the vacation travel industry; (iii) changes in the Company’s relationships with travel suppliers; (iv) competitive factors (including changes in travel distribution methods); (v) the success of the Company’s operating and growth strategies (including the ability to integrate acquisitions into the Company’s operations, the ability of acquired companies to achieve satisfactory operating results and the ability of the Company to manage the transition to an integrated information platform) and (vi) alterations to the Company’s restructuring and consolidation plan upon finalization and implementation of the plan. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Overview

      Global Vacation Group, Inc., and Subsidiaries (“GVG” or the “Company”) assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers through retail travel distributors, such as travel agents, and other distribution channels including the Internet and affinity groups. In March 1998, the Company was recapitalized and between March 1998 and June 1999 acquired the stock or assets of seven other vacation providers and one information system provider. Through these acquisitions, GVG acquired the outstanding capital stock of Haddon Holidays, Inc. (“Haddon”), Classic Custom Vacations (“Classic”), Globetrotters, Inc. (“Globetrotters”), Friendly Holidays, Inc. (“Friendly”), Island Resort Tours, Inc. (“Island”), International Travel & Resorts, Inc. (“ITR”), and substantially all the assets of MTI Vacations, Inc. (“MTI”), and Trase Miller Solutions, Inc. (“Trase Miller”) (collectively, the “Acquisitions” or the “Acquired Businesses”). The consideration for the Acquisitions consisted primarily of cash. Each Acquisition has been accounted for under the purchase method of accounting. The accompanying financial statements for the three and six months ended June 30, 2000 and 1999 include the results of operations for each of the Acquisitions from their respective acquisition dates.

      Net revenues include commissions and markups on travel products and services, volume bonuses received from travel suppliers, cancellation fees and other ancillary fees such as travel waiver and insurance products and are generally recognized upon the commencement of travel. For the six months ended June 30, 2000 and 1999, the Company had net revenues of $63.7 million and $57.2 million, respectively, and net loss, before extraordinary charges, of $5.1 million and $1.3 million, respectively, derived from total dollar values of travel products and services of $283.0 million and $246.1 million, respectively.

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

      The Company derives a significant portion of its pre-tax results from interest earned on funds related to customer deposits and prepayments for vacation products. Generally, the Company requires a deposit within one week of making a travel reservation. Reservations are typically made two to three months prior to departure. Additionally, for packaged tours, the Company generally requires that the entire cost of the vacation be paid in full 45 to 60 days before departure, unless reservations are made closer to departure. While terms vary, the Company generally pays for the vacation components after the customer’s departure. In the period between receipt of a deposit or prepayment and the payment of related expenses, these funds are invested in cash and investment-grade securities. This cycle is typical in the packaged tour industry and earnings generated on deposits and prepayments are integral to the Company’s operating model and pricing strategies. For the six-month periods ending June 30, 2000 and 1999, the Company had interest income of $1.4 million (2.1% of net revenues) and $1.1 million (1.8% of net revenues), respectively.

Results of Operations (unaudited)

      The following table summarizes the Company’s historical results of operations as a percentage of net revenues for the six months ended June 30, 2000 and 1999.

	Six Months Ended June 30,

	2000		1999

	Amount	%	Amount	%

Net revenues	$63,746	100.0%	$57,170	100.0%

Operating expenses	59,275	93.0	50,750	88.8

Gross profit	4,471	7.0	6,420	11.2

General and administrative expenses	4,843	7.6	6,586	11.5

Depreciation and amortization	3,744	5.9	2,424	4.2

Loss from operations	(4,116)	(6.5)	(2,590)	(4.5)

Interest income	1,350	2.1	1,056	1.8

Interest expense	(2,293)	(3.6)	(574)	(1.0)

Other, net	(1)	—	57	0.1

Loss before income taxes and extraordinary item	(5,060)	(8.0)	(2,051)	(3.6)

Income tax benefit	—	—	782	1.4

Loss before extraordinary item	(5,060)	(8.0)	(1,269)	(2.2)

Extraordinary item, net of income tax benefit of $144	—	—	(257)	(0.4)

Net loss	$(5,060)	(8.0)%	$(1,526)	(2.6)%

      Net revenues for the six months ended June 30, 2000 and 1999, were $63.7 million and $57.2 million, respectively, which reflects the consolidated net revenues of the Company and the Acquired Businesses from their respective acquisition dates. The increase in net revenues of 11.5% for the six months ended June 30, 2000 was primarily due to the effect of the Acquired Businesses and growth at the Classic Custom Vacations brand partially offset by significant revenue shortfalls at the Vacations By Globetrotters brand.

      Operating expenses for the six months ended June 30, 2000 and 1999, were $59.3 million and $50.8 million, respectively, or 93.0% and 88.8%, respectively, of net revenues. The increase in operating expense as a percentage of net revenues is mainly due to higher operating expense ratios of the Acquired Businesses, and the product roll out of Better Homes and Gardens in certain test markets. These increases and significant revenue shortfalls from one of the operating brands resulted in a decrease in gross profit percentage of 4.2% in the six-month period ended June 30, 2000 from the six-month period ended June 30, 1999.

      General and administrative expenses for the six months ended June 30, 2000 and 1999 were $4.8 million and $6.6 million, respectively, or 7.6% and 11.5%, respectively, of net revenues. The decrease in general and administrative expenses of 26.5% is primarily due to decreases in professional fees and outside services as well as the integration of certain operations of the Acquired Businesses into other brands.

      Depreciation and amortization for the six months ended June 30, 2000 and 1999 was $3.7 million and $2.4 million or 5.9% and 4.2%, respectively, of net revenues. The increase is due to the amortization of goodwill and certain intangible assets and depreciation of the technology platform, acquired in the 1999 Acquisitions.

      Interest income for the six months ended June 30, 2000 and 1999 was $1.4 million and $1.1 million, respectively, or 2.1% and 1.8%, respectively, of net revenues. The increase in interest income is due to higher cash balances and increased rates of returns from more favorable interest rates.

      Interest expense for the six months ended June 30, 2000 and 1999 was $2.3 million and $574,000, respectively, reflecting increased average levels of borrowings, higher interest rates from credit facility amendments and market conditions and the accelerated write-off of certain deferred finance costs from the early paydown of debt.

      A valuation reserve has been recognized at June 30, 2000 against the Company’s deferred tax assets due to the significance of historical losses and the expected loss upon the restructuring of the Company’s operations. The benefit for income taxes for the six months ended June 30, 1999 was $782,000 at a tax rate of 38.1%.

      Net loss for the six months ended June 30, 2000 and 1999 was $5.1 million and $1.5 million, respectively, or 8.0%, and 2.6%, respectively, of net revenues. Net loss for the six months ended June 30, 1999 includes an extraordinary charge of $257,000, net of tax benefit of $144,000, related to the write-off of deferred financing costs associated with the restructuring of the Company’s credit facility.

      The following table summarizes the Company’s historical results of operations as a percentage of net revenues for the three months ended each of June 30, 2000 and 1999.

	Six Months Ended June 30,

	2000		1999

	Amount	%	Amount	%

Net revenues	$36,394	100.0%	$34,411	100.0%

Operating expenses	31,908	87.7	29,329	85.2

Gross profit	4,486	12.3	5,082	14.8

General and administrative expenses	2,425	6.7	3,519	10.2

Depreciation and amortization	1,893	5.2	1,378	4.0

Income from operations	168	0.4	185	0.6

Interest income	821	2.3	601	1.7

Interest expense	(1,145)	(3.1)	(430)	(1.2)

Other, net	11	—	48	0.1

Income (loss) before income taxes	(145)	(0.4)	404	1.2

Income tax expense	(2,018)	(5.5)	(135)	(0.4)

Net income (loss)	$(2,163)	(5.9)%	$269	0.8%

      Net revenues for the three months ended June 30, 2000 and 1999, were $36.4 million and $34.4 million, respectively, which reflects the consolidated net revenues of the Company and the Acquired Businesses from their respective acquisition dates. The increase in net revenues of 5.8% for the three months ended June 30, 2000 were primarily due to the increased sales at the Classic Custom Vacations brand, partially offset by significant revenue shortfalls at the Vacations By Globetrotters brand.

      The Company’s net revenues generally are highest in the second and third quarters of the year, while its expenses, as a percentage of net revenues, generally are highest in the first and fourth quarters.

      Operating expenses for the three months ended June 30, 2000 and 1999, were $31.9 million and $29.3 million, respectively, or 87.7% and 85.2%, respectively, of net revenues. The increase in operating expenses is due to the product roll out of Better Homes and Gardens in certain test markets.

      General and administrative expenses for the three months ended June 30, 2000 and 1999 were $2.4 million and $3.5 million, respectively, or 6.7% and 10.2%, respectively, of net revenues. The decrease in general and administrative expenses of 31.1% is primarily due to decreases in professional fees and outside services and the integration of certain operations of the Acquired Businesses into other brands.

      Depreciation and amortization for the three months ended June 30, 2000 and 1999 was $1.9 million and $1.4 million, or 5.2% and 4.0%, respectively, of net revenues. The increase is principally due to the amortization of goodwill and certain intangible assets and depreciation of the technology platform acquired in the 1999 Acquisitions.

      Interest income for the three months ended June 30, 2000 and 1999 was $821,000 and $601,000, respectively, or 2.3% and 1.7%, respectively, of net revenues. The increase is due to greater levels of invested cash and generally higher rates of return for the three months ended June 30, 2000 in comparison to the three months ended June 30, 1999.

      Interest expense for the three months ended June 30, 2000 and 1999 was $1.1 million and $430,000, respectively. The increase is due to higher average levels of borrowings from the Company’s credit facility in the three months ended June 30, 2000 in comparison to the same period in June 30, 1999 due to the 1999 Acquisitions. In addition, the Company repaid all borrowings under the credit facility in May and June of 2000 and accelerated the write-off of certain deferred financing costs, in the amount of $213,000, related to the credit facility.

      The provision for income taxes for the three months ended June 30, 2000 and 1999 was $2.0 million and $135,000, respectively. The June 2000 amount reflects a valuation allowance provided against previously recognized deferred tax assets as a result of the Company’s plan to restructure.

      Net loss for the three months ended June 30, 2000 was $2.2 million or $0.15 per share compared to net income at June 30, 1999 of $269,000 or $0.02 per share.

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

      The Company’s operating results during the year ended December 31, 1999 required the Company to restructure its credit facility by entering into an amended agreement (the “Second Amended Agreement”) with the Lenders. The Second Amended Agreement changed the previously established acquisition line of credit into a revolving line and adjusted the total capacity of the facility to $41.0 million with maturity on January 31, 2002. The facility allowed for cash borrowings of up to $35.0 million and for the issuance of standby letters of credit up to a total of $10.0 million. Under the Second Amended Agreement, the Company continued to pay interest at an alternate base rate advances (“ABR Advances”) or eurodollar advances (“Eurodollar Advances”) plus an applicable margin.

      The Second Amended Agreement also revised financial ratios and covenants which the Company is required to meet. The Second Amended Agreement also provided for an additional fee of up to 1.5% of outstanding borrowings if the Company did not raise a minimum of $25 million in equity. The additional fee was earned by the Lenders in 0.25% increments at 90, 120, and 150 days from October 28, 1999. During the six months ended June 30, 2000, the Company paid $411,000 of these additional fees.

      During the three months ended June 30, 2000, the Company further amended its credit facility in conjunction with raising $27.5 million in convertible debt from a private investment group (see Note 6). In exchange for complete paydown of all outstanding borrowings, the lenders agreed to amendments that altered and replaced certain of the credit facility’s prescribed financial covenants and ratios, including replacing minimum EBITDA coverage with a leverage ratio. The amendment also provided for the reduction in certain of the applicable margins on borrowings and fees under the credit facility.

      As of June 30, 2000 the remaining total facility commitment was $20.5 million, and the maximum available for cash borrowings was $13.9 million. As of such date, the Company had no outstanding borrowings and had issued $6.6 million in standby letters of credit leaving up to $3.4 million available to secure additional standby letters of credit. The facility allows for letters of credit up to a total of $10 million with any additional letters of credit above this secured by cash deposited with the Lenders.

      Net cash provided by operating activities for the six months ended June 30, 2000 was $39.6 million as compared to $30.0 million in net cash provided by operating activities in the first six months of 1999. The increase of approximately $9.6 million in operating cash flows relates primarily to the increase in customer deposits in the first six months of 2000 in relation to the same time period in 1999. The increase in customer deposits relates to increased advance bookings and the effect of the 1999 Acquisitions.

      The Company made capital expenditures of $1.6 million in the six months ended June 30, 2000 and $2.7 million in the six months ended June 30, 1999. The Company used $31.2 million of cash, net of cash acquired, for acquisitions in the six months ended June 30, 1999. The Company repaid approximately $29.4 million in credit facility borrowings and raised $27.5 million in convertible notes during the six months ended June 30, 2000. The Company borrowed approximately $33.6 million from its credit facility to finance the acquisition of Friendly Holidays, Island Resort Tours and Trase Miller for the six months ended June 30, 1999.

      Management continues to see strong advance bookings for year 2000. The positive trend in year 2000 booking patterns is a result of strong advance bookings at Classic Custom Vacations from existing products, the recent introduction of a Mexican vacation product line and expansion of Caribbean, U.S. and European destination products. The Company’s in-bound travel brand, Allied Tours, also continues to post slow, steady growth as a result of improvement in the Latin American and Asian economies. The restructuring at the Vacations By Globetrotters brand, however, will take time to stabilize before it can result in net revenue and expense improvements.

      The success and future of the Company is dependent on its ability to maximize revenue growth and profitability from its Classic Custom Vacations and Allied Tours brands, while restructuring the operations of its Vacations By Globetrotters brand. In July 2000, the Company announced plans to restructure its Vacations By Globetrotters operations during the third quarter of 2000. The details of the Company’s plans include restructuring and consolidating certain aspects of its Vacations By Globetrotters operations. The Company intends to merge the management of its these under the direction of its Classic Custom Vacations brand. As part of this consolidation, the Company will migrate its Globetrotters domestic products to the Classic technology platform. Upon finalization of these plans in the third quarter, the Company expects to terminate approximately 85 full-time employees and reduce the office facility requirements of its Chicago operations. With the completion of these plans, Management expects to record a charge of approximately $35.0 million for the resulting impairment of systems, intangible assets as well as severance and restructuring costs. The Company expects to experience the major benefit of these restructuring plans during calendar year 2001 while seeing modest improvements in its operating expenses during the remainder of 2000. There can be no assurance, however, that any restructuring will improve the operating results or financial performance of the Company.

New Accounting Standards

      In June 1998, the Financials Accounting and Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 was initially proposed to be effective for all fiscal years beginning after June 15, 1999, however the FASB issued SFAS No. 137 “Accounting for

Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”, and the effective date of this SFAS has been deferred until issuance by the FASB. Management has not yet determined the impact of adopting this statement, but believes it will not have a material impact upon the Company’s results of operations or financial position.

      In January 2000, the SEC issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition.” The Bulletin provides guidance for applying generally accepted accounting principles to revenue recognition, presentation and disclosure in financial statements filed with the SEC. SAB No. 101 is effective no later than the fourth quarter for fiscal years beginning after December 15, 1999. Management has not yet determined the impact of adopting this statement.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk from changes in interest rates. The Company prices its products and services, in part, based upon the interest income expected to be received from investing customer deposits and advance payments. The Company’s investment policy and the terms of the Company’s credit facility provide that the Company may only invest these deposits and advance payments in investment-grade securities. A failure of these investment securities to perform at their historical levels could reduce the interest income realized by the Company, which could have a material adverse effect on the business, financial condition and results of operations of the Company.

      Borrowings under the Company’s credit facility are also sensitive to changes in interest rates. The fair value of any fixed rate debt is subject to change as a result of movements in interest rates. Such changes could have material adverse effect on the Company’s financial position, and results of operations.

PART II.

OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of Global Vacation Group, Inc. was held on May 18, 2000 at the Willard Inter-Continental Hotel, 1401 Pennsylvania Avenue, N.W., Washington D.C. 20004.

      Out of 14,663,626 shares of Common Stock entitled to vote at the meeting, 12,916,427 shares were present in person or by proxy.

(a)	The vote for the nominated directors, to serve for the ensuing three years, and until his successor is elected, was as follows:

Nominee	In Favor	Withheld

Carl J. Rickertsen	12,882,402	34,025
James M. Sullivan	12,882,402	34,025

      The results of voting on the following items were as set forth below:

(b)	Ratification of appointment of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ending December 31, 2000:

In Favor	Opposed	Abstain

12,902,177	13,200	1,050

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

1)	10.38	Stock Purchase Agreement detail as of March 17, 1999 between Global Vacation Group, Inc., Friendly Holidays, Inc. and the Shareholders of Friendly Holiday Inc.
2)	10.39	Stock Purchase Agreement detail as of April 1, 1999 between Global Vacation Group, Inc. Island Resort Tours Inc., International Travel and Resorts, Stephen A. Hicks, Robert A. Benett and Fairweather Holding Company
3)	10.40	Asset Purchase Agreement detail as of June 1, 1999 between Global Vacation Group, Inc. and Trase Miller Solutions Inc.
4)	10.41	Amendment No. 3 to the Second Amended and Restated Credit Agreement
5)	10.42	Note Purchase detail as of June 20, 2000 Agreement between Global Vacation Group, Inc. and GV Investment LLC
6)	27.1	Financial Data Schedule

(b)	Reports on Form 8-K during the quarter ended June 30, 2000.

      The Company filed a Form 8-K on June 21, 2000 making an Item 5 disclosure of a press statement regarding the issuance of $27.5 million in convertible debt.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 2000

Global Vacation Group, Inc.

By:	/s/ JAY G. STUART _______________________________________ Jay G. Stuart

Executive Vice President
& Chief Financial Officer