Form 10-Q
period 2000-09-30
GLOBAL VACATION GROUP INC
filed 2000-11-14
CIK 1061202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

Commission File No. 001-14353

Global Vacation Group, Inc.
(Exact name of Registrant as specified in its charter)

New York	13-1894567

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification Number)

1420 New York Avenue, N.W., Suite 550 Washington D.C	20005

(Address of principal executive offices)	(Zip Code)

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

YES     X                  NO _____

As of November 14, 2000 there were 14,392,825 shares of Registrant’s Common Stock outstanding.

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
ASSETS	2000	1999

	(unaudited)
Current assets:

Cash and cash equivalents (includes $7,416 and $1,219 of restricted cash, respectively)	$46,929	$24,152

Short-term investments	—	103

Accounts receivable, net of allowance of $1,507 and $1,222, respectively	32,516	20,068

Loans receivable from shareholders	87	105

Other current assets	4,900	10,718

Total current assets	84,432	55,146

Property and equipment, net	5,132	22,615

Related party and other long-term receivables	—	963

Intangible assets, net	79,053	97,754

Other assets	140	2,197

Total assets	$168,757	$178,675

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$84,400	$62,873

Customer deposits	49,892	36,704

Current portion of long-term debt	—	5,082

Total current liabilities	134,292	104,659

Long-term debt, net of current portion	—	24,431

Other long-term liabilities	1,106	621

Convertible note	27,500	—

Total liabilities	162,898	129,711

Commitments and Contingencies Shareholders’ equity:

Preferred Stock, $.01 par value, 6,000,000 shares authorized, no shares issued and outstanding	—	—

Common Stock, $.01 par value, 60,000,000 shares authorized, 14,775,816 shares issued and 14,392,825 shares outstanding	148	148

Deferred compensation	(20)	(28)

Additional paid-in capital	95,771	95,771

Retained deficit	(87,724)	(44,611)

Treasury stock, 382,991 shares at cost	(2,316)	(2,316)

Total shareholders’ equity	5,859	48,964

Total liabilities and shareholders’ equity	$168,757	$178,675

See Notes to condensed consolidated financial statements.

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended

	September 30,		September 30,
	2000	1999	2000	1999

Net revenues	$40,620	$41,557	$104,366	$98,727

Operating expenses	35,664	35,375	94,939	86,125

Gross profit	4,956	6,182	9,427	12,602

General and administrative expenses	3,198	3,610	8,041	10,196

Depreciation and amortization	1,488	1,799	5,232	4,223

Restructuring and impairment charge	38,382	—	38,382	—

Income (loss) from operations	(38,112)	773	(42,228)	(1,817)

Other income (expense) Interest income	953	668	2,303	1,724

Interest expense	(834)	(668)	(3,127)	(1,242)

Other	—	(7)	(1)	50

Total other income (expense)	119	(7)	(825)	532

Income (loss) before income taxes and extraordinary item	(37,993)	766	(43,053)	(1,285)

Income tax benefit (expense)	(60)	(396)	(60)	386

Income (loss) before extraordinary item	(38,053)	370	(43,113)	(899)

Extraordinary item, net of income tax benefit of $144	—	—	—	(257)

Net income (loss)	$(38,053)	$370	$(43,113)	$(1,156)

Basic and diluted net income (loss) per common share:

Income (loss) per share before extraordinary item	$(2.64)	$0.03	$(3.00)	$(0.06)

Extraordinary item per share	$—	$—	$—	$(0.02)

Basic and diluted net income (loss) per share	$(2.64)	$0.03	$(3.00)	$(0.08)

Basic and diluted weighted average shares outstanding	14,393	14,473	14,393	14,550

See Notes to condensed consolidated financial statements.

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended

	September 30, 2000	September 30, 1999

Cash flows from operating activities:

Net loss	$(43,113)	$(1,156)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	5,232	4,223

Amortization of deferred financing costs	336	51

Amortization of deferred compensation	8	50

Write-off of deferred financing costs	213	401

Non-cash portion of restructuring and impairment charge	35,034	—

Changes in assets and liabilities, excluding effect of acquisitions	(12,448)	(13,697)

Accounts receivable	(12,448)	(13,697)

Other assets	7,597	3,016

Accounts payable and accrued expenses	21,970	26,537

Customer deposits	13,188	10,326

Other liabilities	698	(843)

Net cash provided by operating activities	28,715	28,908

Cash flows from investing activities:

Purchases of property and equipment	(2,460)	(4,624)

Net sales of investments	103	1,869

Acquisitions, net of cash acquired	—	(30,974)

Net cash used in investing activities	(2,357)	(33,729)

Cash flows from financing activities:

Payments on capital lease obligations	(264)	—

Proceeds from borrowings under credit agreement	—	33,625

Repayment of borrowings from credit agreement	(29,431)	(5,370)

Proceeds from convertible notes	27,500	—

Deferred financing costs	(1,386)	(353)

Net proceeds from issuance of common stock	—	23

Purchase of treasury stock	—	(1,947)

Net cash (used in) provided by financing activities	(3,581)	25,978

Net increase in cash and cash equivalents	22,777	21,157

Cash and cash equivalents beginning of period	24,152	30,317

Cash and cash equivalents end of period	$46,929	$51,474

Supplemental disclosures of cash flow information:

Income taxes (refunded) paid, net	$(2,397)	$177

Interest paid	$2,251	$1,041

See Notes to condensed consolidated financial statements.

GLOBAL VACATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

1.  Business Description and Organization

      Global Vacation Group, Inc. and subsidiaries (the “Company” or “GVG”) is one of the largest U.S. providers of customized vacation products. The Company assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers through retail travel distributors, such as travel agents, and other distribution channels, including the Internet and affinity groups. The Company’s operations are primarily concentrated in one market segment, leisure travel. Global Vacation Group, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GVG”.

      Headquartered in Washington D.C., the Company markets its major products under the brand names Classic Custom Vacations, Allied Tours and previously under Vacations by Globetrotters. Classic Custom Vacations creates customized vacation packages for U.S. travelers seeking an individualized vacation. The Allied Tours brand creates packages for international travelers visiting North America.

Risks and Other Important Factors

      For the twelve months ended December 31, 1999, and for the nine months ended September 30, 2000, the Company incurred a net loss of $3.5 million and $43.1 million (inclusive of a restructuring and impairment charge of $38.4 million), respectively. To address these results, management announced plans in July 2000 to restructure and consolidate certain aspects of its business related primarily to its Vacations by Globetrotters operations including the systems acquired in the Trase Miller acquisition. The Company recorded a $38.4 million restructuring and impairment charge in the three months ended September 30, 2000 (see Note 3). The Company notified 100 employees of their termination during the quarter. The Company believes that the actions planned in the restructuring are on target; however, there can be no assurances that the steps taken will result in the fully anticipated improvement in the performance of the Company as a whole or its operating results.

      In October 2000, the Company amended its working capital credit facility with its banks. In exchange for relief from certain financial covenants for periods through March 31, 2001, the terms of its facility were modified to require that all stand-by letters of credit issued under the facility be cash collateralized, and that future cash borrowings under the facility be based upon eligible receivables. The borrowing capacity under the facility was also permanently reduced to $17.5 million. As of September 30, 2000 there were no cash borrowings outstanding under the facility and $7.1 million of stand-by letters of credit were issued. There can be no assurance that the Company will continue to meet these revised financial covenants, or that there will be sufficient eligible receivables should the Company need to draw on the credit facility. The Company believes that its existing cash balances and cash generated from operations will be sufficient to fund operations throughout 2001. Other than the $27.5 million convertible subordinated note raised in June 2000, the Company has no long-term debt.

      In April 2000, the NYSE notified the Company that it had fallen below continued listing standards. The Company submitted a business plan with the NYSE demonstrating how it expected to return to compliance within the required eighteen months. The NYSE approved that plan in June 2000; however, the Company is subject to continued monitoring by the NYSE. If the Company is unsuccessful in implementing its business plan, the Company’s common stock could be delisted from the NYSE.

      The Company receives advance payments and deposits prior to commencement of travel. Accordingly, the Company’s current liabilities exceed its current assets. As of September 30, 2000, current liabilities exceed current assets by approximately $49.9 million.

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

2.  Summary of Significant Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The quarterly condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of the Company, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 1999 Form 10-K. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

      There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 to the Consolidated Financial Statements and related Notes thereto included in the Company’s 1999 Form 10-K.

Net Revenues

      Net revenues include commissions and markups on travel products and services, volume bonuses received from travel suppliers, cancellation fees and other ancillary fees such as travel waiver and insurance products. Net revenues are generally recognized upon the commencement of travel. For the nine months ended September 30, 2000 and 1999, the Company had net revenues of $104.4 million and $98.7 million, respectively, derived from total dollar value of travel products and services of $464.8 million and $424.0 million, respectively.

Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that a net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Due to net losses incurred by the Company, the Company has provided for a valuation allowance to fully reserve its deferred tax assets.

Long-lived Assets

      The Company reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. As part of the $38.4 million restructuring and impairment charge incurred during the three months ended September 30, 2000, the Company recognized an impairment charge of $35.0 million against long-lived assets. After taking into account the restructuring and impairment charge, management believes that its long-lived assets are recoverable.

      The Company’s estimates of anticipated net revenues, gross profits, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, or competitive pressures in any of the Company’s individual operating brands. As a result, the carrying amount of long-lived assets and intangibles including goodwill could be materially reduced in the future.

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

      The treasury stock effect of options to purchase 1,038,792 and 1,374,058 shares of common stock outstanding at September 30, 2000 and 1999, respectively, has not been included in the computations of diluted loss per share for the three and nine months ended September 30, 2000 or the nine months ended September 30, 1999, as such effect would be anti-dilutive. The treasury stock effect of options outstanding at September 30, 1999 has been included in the computation of diluted income per share for the three months ended September 30, 1999. The effect of the convertible notes has not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2000, as such effect would be anti-dilutive.

New Accounting Standards

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 was initially proposed to be effective for all fiscal years beginning after June 15, 1999, however the FASB issued SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133”, and the effective date of this SFAS has been deferred until issuance by the FASB. Management has not yet determined the impact of adopting this statement, but believes it will not have a material impact upon the Company’s results of operations or financial position.

      In January 2000, the SEC issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition.” The

Bulletin provides guidance for applying accounting principles generally accepted in the United States to revenue recognition, presentation and disclosure in financial statements filed with the SEC. SAB No. 101 is effective no later than the fourth quarter for fiscal years beginning after December 15, 1999. Management has not yet determined the impact of adopting this statement.

3.  Restructuring and Impairment Charge

      On July 31, 2000 the Company announced a planned restructuring and consolidation of its Vacations by Globetrotters branded operations into its Classic Custom Vacations brand. As part of this consolidation, the Company will migrate its Globetrotters domestic products to the Classic technology platform by the end of December 2000. Additionally, the Company decided to close its Washington, DC headquarters office and change its principal executive office to Classic’s office in San Jose, California. As part of the restructuring, the Company notified 100 employees of their termination during the three months ended September 30, 2000. Upon completion of these employee terminations by the second quarter of 2001, the Company expects to reduce its office facility requirements in its Chicago operations. The restructuring and impairment charge of $38.4 million includes $18.5 million related to the impairment of intangible assets, $16.5 million related to the impairment of systems and related property, $2.3 million related to anticipated employee severance payments including benefits, and $1.1 million related to lease obligations and other restructuring costs. Of the total $3.4 million of cash payments expected to be made as part of the restructuring, approximately $514,000 was paid during the three months ended September 30, 2000 including $289,000 for employee severance, and $225,000 for lease obligations and other restructuring costs. As of September 30, 2000 approximately $2.9 million of the accrual remains unpaid, substantially all of which is expected to be paid over the next twelve months.

      As part of the restructuring, the Company reviewed the carrying values of its long-lived assets, including systems, property and equipment, identifiable intangibles, and goodwill related to its Downers Grove operations. As the technology platform and operating systems at Downers Grove are now used only to support the private label operations, the undiscounted future cash flows of those operations are substantially less than the carrying value of the related long-lived assets including goodwill. The fair value of the related long-lived assets including goodwill was determined based upon the discounted cash flows to be derived from the private label operations. Management believes that the private label operations will generate negative cash flows over the next couple of years because of the administrative costs required to support the projected revenue stream. Accordingly, the Company recorded an impairment charge of approximately $35 million, including $18.5 million of goodwill and $16.5 million representing substantially all of the related technology platform and other property.

4.  Acquisitions

      Between March and June 1999 the Company acquired the outstanding stock of Friendly Holidays, Inc., International Travel & Resorts, Inc., Island Resort Tours, Inc., and substantially all of the assets of Trase Miller Solutions, Inc. Each of these acquisitions was acquired with cash. The Company financed the acquisitions with borrowings under its credit facility and working capital from operations. The acquisition of each of these businesses has been accounted for as a purchase for financial reporting purposes. The Company allocated the excess of the purchase price over the fair value of net assets acquired to goodwill. The Company amortizes goodwill over 35 years.

      In connection with the above acquisitions, as well as acquisitions the Company completed in 1998, the Company recognized approximately $5.3 million in liabilities as the cost of closing redundant facilities and terminating certain employees. As of December 31, 1999, approximately $3.2 million of the accrual remained. During the nine months ended September 30, 2000, the Company charged approximately $1.4 million against the accrual for amounts paid during this period. Additionally, during the three months ended September 30, 2000, the Company reduced approximately $1.9 million of the accrual and related goodwill, due to lower than estimated costs associated with exiting certain contractual obligations, fewer than planned terminations and higher than planned attrition. The remaining accrual of $158,000 relates primarily to lease costs, substantially all of which are expected to be paid within one year.

5.  Commitments and Contingencies

      The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made on the accompanying financial statements.

6.  Credit Agreement

      The Company maintains a revolving line of credit with a group of lenders with a total borrowing capacity at September 30, 2000 of $20.5 million. The line allows for cash borrowings for working capital purposes and is also used to secure stand by letters of credit of up to $10 million. At September 30, 2000 there were no cash borrowings outstanding and $7.1 million of standby letters of credit issued and secured by the facility, leaving up to $13.4 million available for cash borrowings. The facility matures on January 31, 2002.

      In June 2000, the Company further amended its credit facility in conjunction with raising $27.5 million in convertible debt from a private investment group (see Note 7). In exchange for a permanent reduction in the borrowing capacity of the facility, the Lenders agreed to amendments that altered and replaced certain of the credit facility’s prescribed financial covenants and ratios, including replacing minimum EBITDA coverage with a leverage ratio. The amendment also provided a reduction in certain of the applicable margins on borrowings and fees under the credit facility.

      In October 2000, the Company again amended its credit facility. In exchange for relief on certain of the credit facility’s prescribed financial covenants and ratios for periods through March 31, 2001, the Company agreed to permanently reduce the total borrowing capacity of the facility to $17.5 million. Under the amended terms and conditions, the Company will be required to maintain cash collateral equal to 103% of all standby-letters of credit issued under the facility. Cash borrowings for working capital purposes will be based upon eligible receivables.

7.  Convertible Debt

      In June 2000, the Company raised $27.5 million from the issuance of a subordinated convertible note (the “Note”). Under terms of the transaction, the Company issued a 9%; seven-year subordinated note, convertible into common stock at a price of $5.25 per share. The Note may be converted, at any time, in total or partial to common stock. Under the terms of the Note, the Company is required to meet certain financial ratios and covenants including a debt-to-equity ratio and a fixed charge coverage ratio, among others. In connection with the issuance of the Note, the Company incurred approximately $1.4 million in financing costs, which are being amortized over the term of the Note.

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

      The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances, over many of which the Company has little or no control. A number of important factors, including those identified under the caption “Risk Factors” in the Company’s 1999 Form 10-K, as well as factors discussed elsewhere in this Form 10-Q, could cause the Company’s actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) changes in general economic conditions and other factors that affect demand for travel products or services; (ii) changes in the vacation travel industry; (iii) changes in the Company’s relationships with travel suppliers; (iv) competitive factors (including changes in travel distribution methods); and (v) the success of the Company’s operating, integration and growth strategies. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Introduction

      Global Vacation Group, Inc., and Subsidiaries (“GVG” or the “Company”) assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers through retail travel distributors, such as travel agents, and other distribution channels including the Internet and affinity groups. The Company markets vacation packages for travelers to resort destinations including Hawaii, the Caribbean Islands, Mexico and Europe as well as various continental North American destinations.

      The Company’s consolidated financial statements include the results of operations for three companies acquired in business combinations in 1999 accounted for under the purchase method (the “Acquired Businesses”) from their respective dates of acquisition.

      In June 2000, the Company raised $27.5 million from the issuance of subordinated convertible note (the “Subordinated Note”). Under terms of the transaction, the Company issued a 9%, seven-year subordinated note, convertible into common stock at a price of $5.25 per share. The Subordinated Note may be converted, at any time, in total or partial to common stock. The Company used the proceeds of the Subordinated Note to repay its then outstanding bank debt, and for general working capital purposes.

Sources of Revenue

      Net revenues include commissions and markups on travel products and services, volume bonuses received from travel suppliers, cancellation fees and other ancillary fees such as travel waiver and insurance products and are generally recognized upon the commencement of travel. For the nine months ended September 30, 2000 and 1999, the Company had net revenues of $104.4 million and $98.7 million, respectively, derived from total dollar values of travel products and services of $464.8 million and $424.0 million, respectively.

Expenses

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

Interest Income

      The Company derives a significant portion of its pre-tax results from interest earned on funds related to customer deposits and prepayments for vacation products. Generally, the Company requires a deposit within one week of making a travel reservation. Reservations are typically made two to three months prior to departure. Additionally, for packaged tours, the Company generally requires that the entire cost of the vacation be paid in full 45 to 60 days before departure, unless reservations are made closer to departure. While terms vary, the Company generally pays for the vacation components after the customer’s departure. In the period between receipt of a deposit or prepayment and the payment of related expenses, these funds are invested in cash and investment-grade securities. This cycle is typical in the packaged tour industry and earnings generated on deposits and prepayments are integral to the Company’s operating model and pricing strategies. The Company’s investment policy is to only invest funds in cash equivalents and investment grade securities (short term securities rated at least A1/P1 or A2/P2 by Standard & Poors or Moody’s, or long term securities rated at least BBB- or Baa3 by Standard & Poors or Moody’s). For the nine-month periods ending September 30, 2000 and 1999, the Company had interest income of $2.3 million (2.2 % of net revenues) and $1.7 million (1.7% of net revenues), respectively.

Restructuring and Consolidation

      For the twelve months ended December 31, 1999, and for the nine months ended September 30, 2000, the Company incurred a net loss of $3.5 million and $43.1 million (inclusive of a restructuring and impairment charge of $38.4 million), respectively. These losses, exclusive of the restructuring and impairment charge are primarily the result of significant shortfalls in revenues at the Company’s Vacations by Globetrotters (“Globetrotters”) brand, together with high levels of fixed costs associated with operating multiple brands with similar products, including the high cost of maintaining the technology platform used to operate the Globetrotters branded products. The Company failed to achieve its anticipated revenue growth in the Globetrotters products, and accordingly did not achieve economies of scale necessary to profitably support the Globetrotters cost structure. At the same time the Company’s Globetrotters brand was falling short of expectations, its Classic Custom Vacations (“Classic”) brand experienced strong revenue growth, particularly as it expanded its product offering to include new destinations that overlap with the Globetrotters brand such as the Caribbean islands and Mexico.

      In July 2000 the Company announced plans to restructure and consolidate its Globetrotters branded products into its Classic brand. During the three months ended September 30, 2000 the Company also decided to close its Washington, D.C. headquarters office, and relocate its corporate headquarters to its Classic facility in San Jose, California. In the third quarter the Company stopped marketing products under the Globetrotters brand and began to transfer existing advance reservations to Classic’s technology platform and operating infrastructure. As part of the consolidation, Classic opened a satellite reservations center in Globetrotters’ Downers Grove, Illinois facility and will occupy a portion of the space leased by Globetrotters. Classic began to market its products to customers who previously purchased Globetrotters products. The Company’s private label operations, also located in Downers Grove, will continue to operate in a portion of the Downers Grove facility. At the completion of the restructuring, a portion of the Downers Grove facility is expected to be unused, and leased to a third party. The difference between the estimated sub-lease income and the contractual lease cost that the Company is required to pay for this and other facilities that the

Company plans to exit has been included in the restructuring and impairment charge recorded in the third quarter of 2000.

      As part of the restructuring the Company notified 100 employees of their termination during the three months ended September 30, 2000. Most of the positions eliminated were administrative and support positions that became redundant with the consolidation of the Classic and Globetrotters brands. Also eliminated were administrative positions at the Company’s Washington, D.C. headquarters. Of the 100 employees affected, 42 were terminated in the third quarter. Termination dates of the remaining employees are planned over the next two fiscal quarters.

      As part of the restructuring, the Company reviewed the carrying values of its long-lived assets, including systems, property and equipment, identifiable intangibles, and goodwill related to its Downers Grove operations. As the technology platform and operating systems at Downers Grove are now used only to support the private label operations, the undiscounted future cash flows of those operations are substantially less than the carrying value of the related long-lived assets including goodwill. The fair value of the related long-lived assets including goodwill was determined based upon the discounted cash flows to be derived from the private label operations. Management believes that the private label operations will generate negative cash flows over the next couple of years because of the administrative costs required to support the projected revenue stream. Accordingly, the Company recorded an impairment charge of approximately $35.0 million, including $18.5 million of goodwill and $16.5 million representing substantially all of the related technology platform and other property. Management is continuing to evaluate the merits of continuing the private label operation.

      The $38.4 million restructuring and impairment charge has been separately presented as a component of the Company’s loss from operations and includes $35.0 million for impairment of long-lived assets, and expected cash expenditures of $3.4 million including $2.3 million for employee severance and related benefits, and $1.1 million for costs related to lease obligations and other restructuring costs. In addition to the $38.4 million restructuring and impairment charge, the Company incurred approximately $1.6 million of non-recurring charges related to the restructuring that are classified as operating expenses. These expenses primarily included charges for uncollectable receivables and other unrealizable current assets, resulting from the discontinuance of certain products and brands pursuant to the restructuring.

Results of Operations (unaudited)

      The following table summarizes the Company’s historical results of operations as a percentage of net revenues for the nine months ended September 30, 2000 and 1999.

	Nine Months Ended September 30,
	2000		1999
	Amount	%	Amount	%

Net revenues	$104,366	100.0%	$98,727	100.0%

Operating expenses	94,939	91.0	86,125	87.2

Gross profit	9,427	9.0	12,602	12.8

General and administrative expenses	8,041	7.7	10,196	10.3

Depreciation and amortization	5,232	5.0	4,223	4.3

Restructuring and impairment charge	38,382	36.8	—	—

Loss from operations	(42,228)	(40.5)	(1,817)	(1.8)

Interest income	2,303	2.2	1,724	1.7

Interest expense	(3,127)	(3.0)	(1,242)	(1.3)

Other, net	(1)	(0.0)	50	0.1

Loss before income taxes and extraordinary item	(43,053)	(41.3)	(1,285)	(1.3)

Income tax (provision) benefit	(60)	(0.1)	386	0.4

Loss before extraordinary item	(43,113)	(41.3)	(899)	(0.9)

Extraordinary item, net of income tax benefit of $144	—	—	(257)	(0.3)

Net loss	$(43,113)	(41.3)%	$(1,156)	(1.2)%

      Net revenues for the nine months ended September 30, 2000 and 1999, were $104.4 million and $98.7 million, respectively, which reflects the consolidated net revenues of the Company and the Acquired Businesses from their respective acquisition dates. The increase in net revenues of 5.7% for the nine months ended September 30, 2000 was primarily due to growth at the Classic Custom Vacations brand and the effect of the Acquired Businesses partially offset by significant revenue decreases at the Vacations by Globetrotters brand.

      Operating expenses for the nine months ended September 30, 2000 and 1999, were $94.9 million and $86.1 million, respectively, or 91.0% and 87.2%, respectively, of net revenues. Operating expenses increased as a percentage of net revenues principally because operating expenses related to the Company’s Vacations by Globetrotters brand did not decrease in proportion to decreases in revenues due to the fixed nature of certain expenses. The increase in operating expense is also due to $1.6 million of non-recurring charges related to the Company’s restructuring plans. Accordingly, this resulted in a decrease in gross profit percentage of 3.8% in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

      General and administrative expenses for the nine months ended September 30, 2000 and 1999 were $8.0 million and $10.2 million, respectively, or 7.7% and 10.3%, respectively, of net revenues. The decrease in general and administrative expenses by 21.6% is primarily due to decreases in headcount, professional fees and outside services as well as the integration of certain operations of the Acquired Businesses into other brands.

      Depreciation and amortization for the nine months ended September 30, 2000 and 1999 was $5.2 million and $4.2 million or 5.0% and 4.3%, respectively, of net revenues. The increase is due to the amortization of goodwill and certain intangible assets and depreciation of the technology platform related to the Acquired Businesses.

      The restructuring and impairment charge for the nine months ended September 30, 2000 of $38.4 million, includes write-downs related to the impairment of intangible assets, systems and related property, as well as severance costs, lease obligations and other restructuring costs related to the Company’s announced plans to restructure and consolidate its Vacations by Globetrotters brand into its Classic Custom Vacations brand, as well as to close its Washington, D.C. headquarters office. Of this total, $35.0 million was related to non-cash charges.

      Interest income for the nine months ended September 30, 2000 and 1999 was $2.3 million and $1.7 million, respectively, or 2.2% and 1.7%, respectively, of net revenues. The increase in interest income is principally due to increased rates of returns from more favorable interest rates.

      Interest expense for the nine months ended September 30, 2000 and 1999 was $3.1 million and $1.2 million, respectively, reflecting increased average levels of borrowings, higher interest rates and fees related to credit facility amendments and market conditions, and the accelerated write-off of certain deferred finance costs due to the early paydown of bank debt.

      The Company has recorded a valuation reserve against its deferred tax assets due to the significance of historical losses including the loss related to the restructuring of the Company’s operations. The provision for income taxes for the nine months ended September 30, 2000 was $60,000 and represents estimated state and local income taxes due. The benefit for income taxes for the nine months ended September 30, 1999 was $386,000 at an effective tax rate of 30.0%.

      Net loss for the nine months ended September 30, 2000 and 1999 was $43.1 million and $1.2 million, respectively, or 41.3%, and 1.2%, respectively, of net revenues. Net loss for the nine months ended September 30, 2000 includes restructuring and impairment charge of $38.4 million. Net loss for the nine months ended September 30, 1999 includes an extraordinary charge of $257,000, net of tax benefit of $144,000, related to the write-off of deferred financing costs associated with the restructuring of the Company’s credit facility.

      The following table summarizes the Company’s historical results of operations as a percentage of net revenues for the three months ended each of September 30, 2000 and 1999.

	Three Months Ended September 30,
	2000		1999
	Amount	%	Amount	%

Net revenues	$40,620	100.0%	$41,557	100.0%

Operating expenses	35,664	87.8	35,375	85.1

Gross profit	4,956	12.2	6,182	14.9

General and administrative expenses	3,198	7.9	3,610	8.7

Depreciation and amortization	1,488	3.7	1,799	4.3

Restructuring and impairment charge	38,382	94.5	—	—

Income from operations	(38,112)	(93.8)	773	1.9

Interest income	953	2.3	668	1.6

Interest expense	(834)	(2.1)	(668)	(1.6)

Other, net	—	—	(7)	0.0

Income (loss) before income taxes	(37,993)	(93.5)	766	1.8

Income tax expense	(60)	(0.1)	(396)	(1.0)

Net income (loss)	$(38,053)	(93.7)%	$370	0.9%

      Net revenues for the three months ended September 30, 2000 and 1999, were $40.6 million and $41.6 million, respectively. The decrease in net revenues of 2.3% for the three months ended September 30, 2000 was primarily due to significant revenue decreases in the Company’s Vacations by Globetrotters branded products and a decrease in travelers inbound to North America from Europe due to the strength of the U.S. dollar as compared to European currencies, offset in part by increased sales of Classic Custom Vacations branded products.

      The Company’s net revenues generally are highest in the second and third quarters of the year, while its expenses, as a percentage of net revenues, generally are highest in the first and fourth quarters.

      Operating expenses for the three months ended September 30, 2000 and 1999, were $35.7 million and $35.4 million, respectively, or 87.8% and 85.1%, respectively, of net revenues. The increase in operating expenses is due to charges of $1.6 million incurred during three months ended September 30, 2000 related to the announced restructuring of the Company’s Globetrotters branded products. Excluding these non-recurring charges, operating expenses decreased to 84.0% of net revenues. This improvement is due primarily to reductions in headcount related to the execution of the Company’s restructuring plans.

      General and administrative expenses for the three months ended September 30, 2000 and 1999 were $3.2 million and $3.6 million, respectively, or 7.9% and 8.7%, respectively, of net revenues. The decrease in general and administrative expenses of 11.4% is primarily due to decreases in headcount and outside services related to the Company’s restructuring plans.

      Depreciation and amortization for the three months ended September 30, 2000 and 1999 was $1.5 million and $1.8 million, or 3.7% and 4.3%, respectively, of net revenues. The decrease is principally due to the effects of impairment of intangible assets, systems and related property as part of the Company’s announced restructuring. On a prospective basis, the restructuring related impairment reduces annualized depreciation and amortization expense by approximately $2.4 million.

      The restructuring and impairment charge for the three months ended September 30, 2000 of $38.4 million, includes write-downs related to the impairment of intangible assets, systems and related property, as well as severance costs, lease obligations and other restructuring costs related to the Company’s announced plans to restructure and consolidate its Vacations by Globetrotters brand into its Classic Custom Vacations brand, as well as to close its Washington, D.C. headquarters office. Of this total, $35.0 million was related to non-cash charges.

      Interest income for the three months ended September 30, 2000 and 1999 was $2.3 million and $1.7 million, respectively, or 2.2% and 1.7%, respectively, of net revenues. The increase in interest income is principally due to increased rates of returns from more favorable interest rates.

      Interest expense for the three months ended September 30, 2000 and 1999 was $834,000 and $668,000, respectively. The 9% fixed rate of interest accruing on the Subordinated Note outstanding for the three months ended September 30, 2000 is higher than the variable rate of interest the Company paid during the three months ended September 30, 1999 on its then outstanding bank credit facility. The increase in interest expense is also attributed to increased amortization of deferred financing charges related to the Subordinated Note and the Company’s Second Amended and Restated Credit Facility executed in October 1999.

      The provision for income taxes for the three months ended September 30, 2000 and 1999 was $60,000 and $396,000, respectively. Due to the extent of continuing operating losses, the September 2000 amount reflects a valuation allowance provided against the deferred tax assets attributable to the Company’s current year losses.

      Net loss for the three months ended September 30, 2000 was $38.1 million or $2.64 per share compared to net income for the three months ended September 30, 1999 of $370,000 or $0.03 per share. The loss for the three months ended September 30, 2000 is due primarily to restructuring and impairment charges of $38.4 million and other related charges of $1.6 million.

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

      At September 30, 2000, the Company had cash and cash equivalents of $39.5 million, excluding restricted cash, and had no cash borrowings outstanding on its revolving line of credit. The Company had $7.1 million of standby letters of credit issued and secured by its revolving line of credit. The credit facility allows for letters of credit of up to $10 million. The Company had $27.5 million outstanding under its convertible subordinated note raised in June 2000.

      During the nine months ended September 30, 2000, net cash provided by operations was $28.7 million. Net cash used in investing activities was $2.4 million including $2.5 million for additions to property and equipment. Net cash used in financing activities was $3.6 million principally represented by $29.4 million used to repay borrowings on the Company’s revolving line of credit and $1.4 million in costs incurred related to the Subordinated Note, offset in part by the $27.5 million proceeds from the Subordinated Note.

      During the nine months ended September 30, 1999 net cash provided by operations was $28.9 million. Net cash used in investing activities was $33.7 million principally related to cash used to purchase the Acquired Businesses of $31.0 million, and $4.6 million for additions to property and equipment including internally developed software. Net cash provided by financing activities was $26.0 million, which was principally comprised of $33.6 million of borrowings on the Company’s bank credit facility to fund acquisitions, offset, in part, by the repayment of bank borrowings of $5.4 million, and $1.9 million used to repurchase treasury stock.

      The Company’s operations are seasonal in nature. Historically the Company generates cash from operations during the first and second quarters, and uses cash in operations during the third and fourth quarters. The $28.7 million of cash provided by operations for the nine months ended September 30, 2000 is not necessarily indicative of the results to be expected for the full year. Cash provided by operations for the comparable period in the prior year was $28.9 million. Cash provided by operations for the full year ended December 31, 1999 was $8.0 million. The decease in cash used for property and equipment for the nine months ended September 30, 2000 as compared to the same period for the prior year was principally due to reduced spending for computer systems and internally developed software.

      The Company has renegotiated the terms of its credit facility on a number of occasions. In October 1999 due to shortfalls in operating results, the Company entered in an amended agreement (the “Second Amended Agreement”) with its lenders. In exchange for revised financial ratios and covenants, the nature of the previously established acquisition line of credit was changed to a working capital line of credit. The size of the facility was reduced from $45.0 million to $41.0 million, and the maturity of the facility was accelerated by two years to January 31, 2002. The Company pays variable interest based on alternate base rate advances (“ABR Advances”) or eurodollar advances (“Eurodollar Advances”) plus an applicable margin.

      The Company made a scheduled mandatory $5.0 million repayment and permanent reduction in December 1999, and a voluntary repayment of $10.0 million in May 2000, both out of cash generated from operations. The Company also made a voluntary permanent reduction to the credit facility in May 2000 of $5.0 million in an effort to reduce ongoing commitment fees.

      In conjunction with the raising of $27.5 million from a private investment group in the form of a convertible subordinated note in June 2000, the Company again amended its credit facility. In exchange for a permanent reduction in the credit facility of $10.0 million to $20.5 million, the Company received a reduction in certain of the applicable margins on borrowings, and relief from certain fees provided in the Second Amended Agreement. Certain financial covenants and ratios were also modified to reflect the Subordinated Note transaction.

      In October 2000 the Company further amended the Second Amended Agreement. In exchange for relief on certain of the credit facility’s prescribed financial covenants and ratios for periods through March 31, 2001 the Company agreed to permanently reduce the total capacity of the facility to $17.5 million. Under the amended terms and conditions, the Company will be required to maintain cash collateral equal to 103% of all standby letters of credit issued under the facility. The amendment does allow the Company to secure standby letters of credit from other parties outside the facility and collateralize the same if required, provided that total standby letters of credits outstanding do not exceed $10.0 million. Cash borrowings for working capital purposes will be limited to certain eligible receivables. Until April 2001 the Company will be restricted from electing to make Eurodollar Advances. If the Company elects to borrow under the facility during the next two fiscal quarters, it will be required to pay interest at higher rates prescribed by ABR Advances.

      The Company anticipates that its existing cash, working capital line of credit, and cash flow from operations will provide sufficient cash to enable the Company to meet its working capital needs, restructuring plans, letter of credit requirements, and planned capital expenditures for property and equipment through at least fiscal 2001.

Fluctuations in Quarterly Results of Operations

      The leisure travel industry is seasonal and the Company’s results have fluctuated because of these seasonal variations. Net revenues and gross profit for the Company are generally higher in the second and third fiscal quarters. Independent of the Company’s shortfalls of its Globetrotters brand, the Company has historically reported net losses in the fourth and first quarters. Due to significant levels of advance payments and advance booking patterns, the Company’s cash flow from operations has historically been positive in the first two quarters, and negative in third and fourth quarter of recent years. The timing of when certain holidays fall (e.g. Easter) can also lead to fluctuations in the Company’s quarterly results. The Company expects this seasonality to continue in the future. The Company’s quarterly results may also be subject to changes in the mix of services offered by the Company, extreme weather conditions or other factors affecting leisure travel.

New Accounting Standards

      In June 1998, the Financial Accounting and Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 was initially proposed to be effective for all fiscal years beginning after June 15, 1999, however the FASB issued SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133”, and the effective date of this SFAS has been deferred until issuance by the FASB. Management has not yet determined the impact of adopting this statement, but believes it will not have a material impact upon the Company’s results of operations or financial position.

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

PART II. OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K

(a)	Exhibits

1) 10.43 Resignation Agreement between the Registrant and Roger H. Ballou

2) 10.44 Resignation Agreement between the Registrant and Jay G. Stuart

3) 27.1 Financial Data Schedule

(b)	Reports on Form 8-K during the quarter ended September 30, 2000.

The Company filed a Form 8-K on August 8, 2000 making an Item 5 disclosure of a press statement regarding the restructuring of certain of its operations.

            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000

GLOBAL VACATION GROUP, INC.

By: /s/ Debbie A. Lundquist Debbie A. Lundquist Executive Vice President & Chief Financial Officer