Form 10-K405
period 2000-12-31
GLOBAL VACATION GROUP INC
filed 2001-03-27
CIK 1061202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-14353

GLOBAL VACATION GROUP, INC.
(Exact name of registrant as specified in its charter)

New York	13-1894567
(State of Incorporation)	(IRS Employer Identification No.)

One North First Street, Suite 300	95113
San Jose, CA (Address of registrant’s principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 882-8455

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock (par value $.01 per share)	The American Stock Exchange, L.L.C.

Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of voting stock held by non-affiliates of the Company as of the 21st day of March 2001 was approximately $8,036,000 based on the $2.25 closing sale price for the Common Stock on the Stock Market on such date. For purposes of this computation, all executive officers, directors and persons beneficially owning more than five percent of the Company have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

      The number of shares of Common Stock of the Registrant outstanding as of the 21st day of March 2001 was 14,392,825.

DOCUMENTS INCORPORATED BY REFERENCE

Part of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2001 are incorporated by reference into Part III of this Form 10-K Report. (The Audit Committee Report, the Compensation Committee Report and the stock performance graph of the Registrant’s Proxy Statement are expressly not incorporated by reference herein.)

PART I

ITEM 1.	BUSINESS

THE COMPANY

      Global Vacation Group, Inc., and subsidiaries (“GVG” or the “Company”) assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers primarily through other resellers of travel including retail travel agents and international tour wholesalers. The Company primarily provides flexible independent travel programs for individuals, as well as escorted tours and group packages.

      The Company’s strategy is to achieve the leading market position in selected high-volume, high-margin travel destinations, focusing on the following areas: (i) Hawaii; (ii) in-bound vacations to the United States for international travelers; (iii) the Caribbean; (iv) Mexico; (v) select North American vacation destinations such as California, New York, Florida, and Canada; and (vi) out-bound travel by U.S. travelers to Europe.

      The Company leverages its expertise in its targeted destination markets as well as its relationships with travel suppliers to provide a value proposition to travel agents and the end consumer. The Company buys in bulk at a discount and marks up its products to provide both competitive pricing to the end consumer as well competitive commissions to sellers of travel. Its customers rely on the Company to provide high quality and often customized services including marketing support. The Company has built a diverse domestic and international customer base including many of the largest domestic, European and Asian travel resellers. The Company, through its various acquisitions, has many years of experience operating in each of its key destination markets.

      The Company markets its products and services under multiple brands. The Company primarily targets U.S. travelers using products offered by its Classic Custom Vacations (“Classic”) brand. Classic markets customized vacation packages through retail travel agency groups having preferred agreements with the largest leisure travel agency groups in the U.S. The Company’s Allied Tours brand (“Allied”) creates and coordinates packages and tours for international travel wholesalers selling vacations to North America. The Company’s Private Label brands provide outsourced vacation packaging for both Amtrak Vacations and Hyatt Vacations. The Company’s Island Resort Tours brand markets vacation packages principally to the Caribbean and is operated together with International Travel & Resorts, a hotel representation company for properties primarily located in the Caribbean. The Company also provides affinity group marketing and awards program fulfillment services.

Industry Overview

      Tourism is one of the world’s largest industries. According to the Travel Industry Association of America (“TIA”) baseline travel forecast, Americans spent a total of $445.6 billion on all types of domestic travel in 1999, with a projected increase in 2000 of 6.7% to $475.5 billion. Also according to TIA, approximately 66% of the domestic trips taken by U.S. travelers were for personal or vacation travel, and management believes that approximately 70% of the trips taken by U.S. travelers to Europe were for personal or vacation travel. In addition, TIA, in conjunction with the Tourism Industries, estimates that there were 48.5 million international visitors to the United States in 1999 who spent an aggregate of $95.5 billion on such trips.

      Travel suppliers use package vacation providers such as the Company to sell their capacity more efficiently and support their yield management. At the same time, management believes that purchasing travel products and services from package vacation providers can lower costs, simplify booking and result in higher commissions for retail travel agents and international tour operators. As a result of the significant erosion in stated commissions from airlines for U.S. domestic travel over the past three years, the Company believes travel agents are seeking to establish relationships with package vacation providers that will offer better customer service, competitive prices and attractive commission structures.

      Through its Classic brand, Management believes the Company is well positioned to take advantage of the growing trend towards customized vacations. Today’s sophisticated travelers expect to be treated as individuals, not as numbers. Most larger wholesalers with the Company’s purchasing power are transactional in nature and only market that they are cheaper. Most smaller wholesalers lack the Company’s purchasing power and automation capabilities.

Operating Strategy

      In providing value-added vacation products and services targeted to the sophisticated traveler, the Company pursues an operating strategy that includes the following elements:

      Creating Value-added Vacation Products and Services. The Company focuses on creating vacation packages that provide added value to higher-income travelers. The Company believes that, because of its size and expertise in certain destinations, it can (i) generally provide better value and inventory availability than can be obtained by an individual travel agency, traveler or even most foreign tour operators, (ii) enhance and simplify access to travel information across multiple destinations and (iii) assemble vacation travel components into convenient packages for ease of planning and booking.

      Establishing National Brand Name Recognition. The Company believes it can leverage its presence in leading origination and destination cities to develop a nationally recognized proprietary brand name in the vacation industry with its Classic Custom Vacations brand. As a result of the recent consolidation of two of its lesser-recognized brands into Classic Custom Vacations, the Company eliminated confusion and overlap, enabling more sustainable growth. The Company believes offering expertise and competitive pricing across multiple destination and origin markets will insure greater confidence among travelers making their vacation choices and engender customer loyalty and a pattern of repeat purchases.

      Leveraging Strength in Selected Travel Destinations. The Company believes it has a leading position in the package vacation sales areas for westbound travel to Hawaii and for in-bound travel to the United States and intends to achieve a leading position in other high-volume, high-margin vacation destinations. The Company believes having scale and expertise in selected destinations gives it access to pricing, inventory and marketing support that provides the Company with a significant competitive advantage.

      Integrating Product Knowledge and Leveraging Distribution Channels. Over many years of providing customized vacation packages to Hawaii, the Company’s very successful Classic Custom Vacations brand has developed a loyal customer base and a strong reputation for quality. The Company has leveraged the expertise and supplier relationships of some of its other acquired companies enabling Classic to rapidly expand into new destination markets. This was evidenced by the creation of Classic Caribbean and Classic Mexico in 1999 and 2000, respectively with resources from Island Resort Tours and the former Globetrotters and Friendly brands. The integration of Haddon Holiday’s popular United Airlines service to Hawaii similarly strengthened Classic’s Hawaii product. Classic is now positioned to capture a greater percentage of the vacations sold by its travel agent customers through an expanded consolidated product offering under the respected Classic name.

      Building Strong Reputations. The Company prides itself in providing reliable quality services to its customers engendering repeat business through the reputation of its brands in the vacation industry. Allied Tours, with fifty years of operating history, remains the oldest and one of the most respected names in the Visit USA market servicing international tour operators. Classic Custom Vacations, over the past twenty years, has built a strong reputation among travel agents for its quality Hawaii product. The strong reputations of both Allied Tours and Classic Custom Vacations have allowed the company to continue to build its product offerings and attract new customers. The Company views the strong reputations of it two largest brands as a significant competitive advantage.

      Improving Operating Efficiencies. The Company continues to seek ways to reduce its operating expenses by (i) consolidating administrative and support functions, (ii) implementing a more effective utilization of its physical and other assets, (iii) implementing best practices in its management and business systems, (iv) enhancing marketing relationships with travel suppliers and other related parties and (v) outsourcing certain functions where appropriate.

Growth Strategy

      To complement its operating strategy, the Company has developed a growth strategy for each of its brands that includes the following:

      Classic Custom Vacations. Acquired in 1998, Classic is the Company’s largest and most recognized brand. With the introduction of Classic Caribbean in 1999 and Classic Mexico in 2000, as well as the expansion of Classic Europe over the past two years, and the recent consolidation of the former Globetrotters brand and some of its mid-priced resort relationships, Classic Custom Vacations has significantly increased its product offerings. Classic Custom Vacations has preferred supplier relationships with some of the largest domestic travel agency groups including AAA, American Express Travel, Carlson Wagonlit Travel, Giants, Leisure Travel Group, Vacation.com and Virtuoso, among others. These agency groups have supported Classic’s flagship Hawaii product and are now able to offer their customers Classic’s quality products to other resort destinations as well. Classic expects its growth over the next few years to principally come from continued acceptance of its new product offerings. To accommodate its growth Classic, headquartered in San Jose, CA, opened a satellite reservations center in a suburb outside Chicago in the fall of 2000 taking over space previously used by Globetrotters.

      Allied Tours. With over 50 years of operating history, Allied Tours is headquartered in New York, NY. Allied Tours is the oldest and most respected name in inbound travel to North America. Allied’s customer base includes a broad base of international travel distributors including some of the largest packaged vacation providers in Europe, Asia, and Central America. Allied features a wide range of hotels and services for the independent traveler from deluxe to budget class as well as a wide range of escorted tours across North America. Recently, growth has been slowed in part due to economic weakness in Europe, Asia and Central America and a strong U.S. currency. Over the past two years Allied has implemented an industry leading online reservation system. Allied’s Direct Access(2) system allows its customers on-line access to Allied’s product offerings and includes full reservations capability. For larger customers, Allied offers its Host(2)Host system interface enabling clients to establish a virtual link between their in-house reservations system and Direct Access(2). The Company believes that these recent technology enhancements provide it with a significant competitive advantage and will facilitate revenue growth as it will be easier and more convenient for customers to book travel with Allied than in the past. Direct Access(2) is expected to allow the Company to handle growth efficiently with lower associated costs.

      Private Label Operations. The Company’s Private Label brands acquired in 1998 and headquartered in Downers Grove, IL, a suburb outside Chicago, operates Amtrak Vacations for the National Railroad Passenger Corporation (“Amtrak”), providing reservations services and the coordination and fulfillment of vacations incorporating rail transportation that may also include air transportation and hotel lodging. Rail vacations are popular among aging baby boomers and seniors who have more available time as is necessary with rail transportation. Aging baby boomers make up a fast growing segment of the U.S. population.

      The Private Label division also provides similar services for vacations featuring Hyatt resorts for the Hyatt Corporation (“Hyatt”) under the brand name Hyatt Vacations. The relationship with Hyatt was significantly expanded in 2000 to include full marketing support as well as product fulfillment responsibilities. The Company anticipates that the expansion of this relationship will provide growth opportunity over the near term. Because the contracts with both Amtrak and Hyatt are for limited terms, and as either party may choose not extend these contracts, certain intangible assets related to these operations have a limited life.

      Island Resort Tours and International Travel & Resorts. Headquartered in New York, NY, Island Resort Tours was acquired in 1999 and markets vacation packages featuring travel primarily using American Airlines to a customer base centered around the New York Metropolitan area to resort destinations with a strong concentration in the Caribbean. Island Resort Tours has forged new relationships in the past two years with its customers to make vacation packages available on the Internet and through other distribution channels including affinity groups. The Company anticipates continued revenue growth due to these new and enhanced relationships. Its sister company, International Travel & Resorts (“ITR”), provides reservation and marketing support services for approximately 200 independent hotels, most of which are located in the Caribbean. As with the Company’s other brands discussed above ITR markets leisure travel products for its hotels primarily through relationships with retail travel agencies and other travel distributors. The Company expects to grow this part of the business concentrated in the Caribbean to include other destinations by leveraging its relationships with other independent properties marketed by the Company’s Classic Brand.

      Summary. Growth over the next few years is primarily expected to come from the continued enhancement of the Company’s product offerings to key destinations and the continued leveraging of its relationships with its diverse international base of both supplier and customer relationships. In particular, the product expansion at its

Classic brand and the technology investments at Allied should enable the Company to continue to grow by providing more complete and efficient products and services to its customers. The Company expects to continue to leverage the particular strengths of its other smaller brands as well.

      Perhaps more importantly than near-term revenue growth prospects, the recent consolidation of the Company’s Vacations by Globetrotters (acquired in 1998) and Friendly Holidays (acquired in 1999) brands into Classic Custom Vacations, the move away from its Trase Miller Solutions technology platform (acquired in 1999), and the closing of its Washington, D.C. headquarters office as part of its restructuring announced in 2000, position the Company to return to profitability. As part of the restructuring, the Company eliminated certain unprofitable lower margin products and reduced overhead costs through the elimination of over 100 redundant support and administrative positions.

Key Destinations

      Hawaii. Westbound travel from the United States was up 6.9% in 2000 following a 7.6% increase in 1999, according to the State of Hawaii Department of Business, Economic Development & Tourism (the “Hawaii DBEDT”). Of the estimated 4.2 million westbound visitors to Hawaii in 2000 per the Hawaii DBEDT, only 34% traveled with some form of packaged trip. This provides opportunity for the vacation package industry to capture a larger portion of the market. Finally, the Hawaii DBEDT reports that 66% of the visitors to Hawaii in 2000 from the United States were repeat visitors. The Company believes that a provider of vacation packages with a strong reputation for quality service such as Classic Custom Vacations is poised to participate in the growth of travel to Hawaii through a high percentage of repeat business in the marketplace.

      The Company with more than 20 years of experience in the Hawaii marketplace, is one of the leading providers of vacations to Hawaii for travelers from the continental United States. The Company has relationships with major airlines, such as United, Delta, American, Continental, Northwest, Aloha and Hawaiian for travel to and within Hawaii. These airline relationships provide the Company with access to prices that generally are better than published fares and priority access to the limited capacity for air travel to Hawaii, as well as marketing support. The Company believes its extensive experience and established reputation in Hawaii as well as its airline relationships are significant competitive advantages. The Company believes the Hawaii travel marketplace will continue to present growth opportunities in the future and to represent a significant portion of its revenues.

      In-bound to the United States. According to TIA, in conjunction with the Tourism Industries, 48.5 million in-bound travelers to the United States spent $95.5 billion on travel to and within the United States in 1999 (the latest data available), making the United States one of the most popular tourist destinations worldwide and the recipient of the largest dollar volume of annual tourism receipts. Also according to TIA, the total amount spent by international travelers to the United States grew by 100% between 1989 and 1999.

      The Company is among the largest package vacation providers for in-bound travelers to the United States with over 50 years of experience in this area. The Company’s customers for these products and services are primarily international tour operators who send travelers to the United States. The Company believes its broad customer base of leading wholesalers worldwide and longstanding relationships with U.S. based travel suppliers represents a significant competitive advantage.

      The Caribbean Islands. The Company features vacations to resort destinations on most of the region’s more popular islands including the outlying Islands of the Bahamas and Bermuda. TIA has reported that approximately 4.3 million U.S. travelers visited Caribbean destinations during 1999 up from 3.6 million in 1998. The Caribbean has historically been a small market for the Company. Through the introduction of Classic Caribbean in 1999 and the expansion of Classic Caribbean in both 2000 and 2001, GVG expects to continue to grow its presence in this destination market. Classic was able to launch and rapidly expand its Caribbean product due to its strong reputation amongst travel agents and by leveraging the supplier relationships developed by the Company’s other acquired brands including Island Resort Tours as well as the former Globetrotters and Friendly Holidays brands.

      Mexico. TIA has reported that approximately 17.7 million U.S. travelers visited Mexico during 1999 down from 18.3 million in 1998. Although U.S. travel to Mexico has fluctuated in recent years, the number of U.S. travelers to Mexico has grown from 14.2 million in 1989. The Company’s marketing efforts to Mexico are limited to select resort destinations and colonial cities. Through its Classic Mexico product, introduced in 2000 and expanded for 2001, the Company markets vacations primarily featuring three, four and five star properties to maintain the standards of quality to which its customers have come to expect from Classic.

      Select North American Vacation Destinations. The Company offers products and services to a number of destinations in the continental United States and Canada including California, New York, Florida and ski destinations in Colorado and British Columbia. Properties represented by the Company in these markets include luxury properties such as the Fairmont, San Francisco; the St. Regis, Aspen; the Ritz Carlton, Key Biscayne; the Four Seasons Hotel, Washington D.C.; select Walt Disney Resort properties; Chateau Whistler; and The Phoenician in Scottsdale among others. Additionally, the Company is the exclusive provider of vacation products and services for Amtrak. The Company believes it has significant buying efficiencies for destinations throughout the United States due to the volume of U.S. travel products and services it purchases for both in-bound and domestic travelers. As a result, the Company is able to create and effectively market products and services that are in demand by travelers, including weekend trips and excursions such as “theater packages” in New York and Napa Valley wine country tours.

      Europe. While travel from Europe in recent years may have been depressed due to weak economic conditions in Europe and the strength of the U.S. dollar, U.S. resident travel to Europe has grown dramatically from 8.7 million to 11.6 million visitors in 1999, according to a survey by the U.S. Department of Commerce. The Company has an established presence in the marketplace for travel by U.S. residents to Europe. The Company expects growth in this market through the anticipated continued customer acceptance of its Classic Europe product, which introduced vacations to England, Portugal, Spain, France and Monaco in 1999. These destinations join Italy, Greece and Turkey, which were introduced a just a few years earlier. Like the Caribbean and Mexico, the Company expects to continue to expand its presence in U.S. travel to Europe as a result of these recent product extensions.

Products and Services

      The Company focuses on specific destinations in order to become a leading provider of value-added vacation products and services while at the same time providing travel suppliers with efficient and cost effective distribution of their capacity. The Company has expertise in and access to the products and services of a broad range of travel suppliers. Based on customer research, the Company designs its products and services to offer travelers a wider choice than that of an individual supplier. The Company assembles travel products and services in bulk and combines them to create customized vacations for individual travelers. The Company creates demand for its products through integrated marketing programs and handles all reservations, payment processing and supplier processing interfaces. The Company has developed the in-depth knowledge of these products and services that a retail travel agent, who acts as a broker or reseller of the entire spectrum of travel products and services, is unlikely to acquire. Likewise, the Company provides valued added services to its foreign customers with its efficient management and fulfillment of a diverse product offering simplifying the customers’ needs for an American presence.

      The Company focuses on ensuring customer satisfaction and cultivating consumer loyalty to its products and services. The Company has quality control mechanisms, such as destination management programs, in place to provide customer support and monitor the quality of the individual travel components and overall customer satisfaction.

      The Company also manages bankcard reward and other affinity group marketing programs for several companies including The Chase Manhattan Bank, U.S. Bank, and Bank of America. The Company has certain proprietary software and extensive operating experience that it believes provides a significant opportunity to capitalize on this capability.

      The Company intends to increase sales by proactively marketing its services to affinity group sponsors. The Company believes access to affinity groups provides unique opportunities for the direct marketing of its products and services to targeted travelers while enhancing their relationship with their affinity organizations.

Sales and Marketing

      The Company pursues a fully integrated sales and marketing effort in support of its proprietary travel products and services, as well as the private label products and services the Company manages and markets for other companies. The Company directs its marketing primarily toward retail distributors and other intermediaries. In addition, the Company integrates its own marketing efforts with the marketing support it receives from certain travel suppliers with whom the Company has an established relationship. The Company believes it leverages its national presence and established marketing and sales experience and strength into a competitive advantage. The Company seeks to identify and cultivate new customers and create cross-selling opportunities within its existing customer base.

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

      The Company’s marketing strategy focuses on domestic and foreign travel distributors who market vacation products and services directly to travelers as well as tour wholesalers. The Company has developed numerous important relationships with major travel distributors in Europe and in certain other key international origination areas. The Company’s marketing efforts with these distributors include direct sales efforts, brochures, trade advertising and trade shows in addition to effective account management of existing, long-standing relationships.

      The Company pursues marketing opportunities in other distribution channels as well. The Company intends to develop marketing programs aimed at travelers who purchase travel products and services through affinity groups.

Business and Information Systems

      The Company believes the successful application of common business and information systems will be important to its ability to create operating efficiencies and establish a competitive advantage. The ongoing migration of systems for all of the Company’s domestic wholesale products to a shared system will enable the Company to spread maintenance and development costs across a broader customer base, facilitate the use of common operating platforms, reduce the costs and time requirements of developing external interfaces and provide us with better inventory control, yield management and customer service capability. In addition, it is likely that application of system solutions will become increasingly important to enable the Company to integrate customer identification and profiling capabilities with reservation and operational business systems. This combination will enable the Company to leverage each customer encounter into a basis for generating repeat business and establishing a long-term relationship.

      The high cost of some of the Company’s investments in technology contributed to reported losses in 1999 and 2000. As part of the Company’s restructuring plans undertaken during the second half of 2000, the Company decided to move away from the Trase Miller technology platform that the Company acquired in 1999. A significant portion of the Company’s restructuring and impairment charge was related to writing down the intangibles, system platform, and related assets associated with the Trase Miller acquisition. Instead of using the Trase Miller system for domestic reservations and operations support, the Company migrated to a less costly system used by its Classic Custom Vacations brand. Management believes that Classic’s PC Res system meets the Company’s present and future operating needs.

      Technology is an equally important part of Allied Tours. Allied Tours successfully implemented its proprietary Time(2) system supporting its operations during 1999. The system was fully functional to support operations beginning in 2000. Time(2) is complemented by Allied’s proprietary Direct Access(2) which provides online reservations and inquiry capability for customers. For higher volume customers Allied makes available its proprietary Host(2)Host system which allows customers to interface their in-house reservations systems directly with Time(2).

Competition

      The Company competes with a variety of other providers of travel and travel-related products and services. Its principal competitors are other vacation providers, travel agencies and other retail and wholesale distributors of travel products and services. The Company also competes with travel suppliers, including some of the Company’s travel suppliers that sell directly to individual travelers. The Company believes it competes for customers based upon the quality of the travel products and services delivered, price, specialized knowledge, reputation and convenience. The Company believes it is well positioned to compete on these bases.

Employees

      The Company employs approximately 800 people, a majority of whom are located at the Company’s principal offices in San Jose, CA; New York, NY; Downers Grove, IL; and Honolulu, HA. Approximately 330 of the

Company’s employees serve as reservations staff and the remainder serve in customer service and operations, sales and marketing, information systems and management, and administration. The Company believes it enjoys good relations with its employees, none of whom are covered by any collective bargaining agreements.

QUALIFICATION OF FORWARD-LOOKING STATEMENTS

      The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results, experience and the performance or achievements of the Company to be materially different from those anticipated, expressed or implied by the forward-looking statements. In evaluating the Company’s business, the following factors, in addition to the Risk Factors set forth below and other information set forth herein, should be carefully considered: successful integration of systems; factors affecting internal growth and management of growth; dependence on travel providers; dependence on technology; labor and technology costs; advertising and promotional efforts; risks associated with the travel industry generally; seasonality and quarterly fluctuations; competition; and general economic conditions. In addition, the Company’s business strategy and growth strategy involve a number of risks and challenges, and there can be no assurance that these risks and other factors will not have a material adverse effect on the Company.

RISK FACTORS

      The following factors should be considered in addition to other information included in this Form 10-K.

Substantial Competition

      The package vacation industry is highly competitive and has relatively low barriers to entry. The Company competes primarily with other vacation providers, travel agencies and other retail and wholesale distributors of travel products and services, some of which are larger and have greater brand name recognition and financial resources than the Company. Competition within the package vacation industry is increasing as certain of the Company’s competitors are expanding their size and financial resources through consolidation. Certain package vacation providers that compete with the Company may have relationships with travel suppliers that give them preferred access to capacity or more competitive pricing than is available to the Company. Furthermore, some travel providers have a strong presence in particular geographic areas, which may make it difficult for the Company to attract customers in those areas. The Company also competes with travel suppliers, including some of the Company’s travel suppliers that sell directly to individual travelers. These suppliers may restrict the availability of travel products or services or the ability of the Company to offer such products or services at preferential prices. Consolidation among travel suppliers has left the remaining suppliers in a stronger position relative to providers of travel products and services, such as the Company. As a result of competitive pressures, the Company’s revenues and margins may decline. There can be no assurance that the Company will be able to compete successfully, and the failure to compete successfully may have a material adverse effect on the business, financial condition and results of operations of the Company.

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

Dependence on Travel Suppliers

      The Company is dependent upon travel suppliers for access to their products and services. Certain travel suppliers, such as American Airlines, Inc., Delta Air Lines, Inc., Hawaiian Airlines, Inc., United Air Lines, Inc., Four Seasons Hotels Inc., Hilton Hotels Corporation, Hyatt, Starwood Hotels & Resorts Worldwide, Inc., Amtrak, Alamo Rent A Car, LLC, and Avis Rent A Car, Inc., offer the Company (i) non-exclusive pricing that is preferential to published rates, enabling the Company to offer complete vacations at prices lower than generally would be available to individual travelers and retail travel agents, (ii) non-exclusive preferential access to inventory of their travel products and services, enabling the Company to assemble more desirable vacations for travelers, or (iii) in the case of certain travel suppliers, both non-exclusive preferential pricing and access to inventory. The Company’s travel suppliers generally can cancel or modify their agreements with the Company upon relatively short notice. In addition, any decline in the quality of travel products and services provided by these suppliers, or a perception by travelers of such a decline, could adversely affect the Company’s reputation. The loss of contracts, changes in the Company’s pricing agreements, commission schedules or incentive override commission arrangements, more restricted access to travel suppliers’ products and services or less favorable public opinion of certain travel suppliers and resulting low demand for the products and services of such travel suppliers could have a material adverse effect on the business, financial condition and results of operations of the Company.

Concentration in Hawaiian Marketplace

      In 2000, the Company derived approximately 49% of its gross revenues from products and services associated with vacations to Hawaii. Westbound travel to Hawaii has been up approximately 7% in each of the past two years according to the Hawaii DBEDT. A downturn in the market for vacations to Hawaii could have a material adverse effect on the business, financial condition and results of operations of the Company.

Dependence on Technology

      The Company’s business is dependent upon a number of different information and telecommunications technologies to access information and manage reservation systems, including handling a high volume of telephone calls on a daily basis. Rapid changes in these technologies may require greater than anticipated capital expenditures to improve or upgrade the level of customer service. In addition, the Company is dependent upon certain third-party vendors, including central reservation system operators such as SABRE Group Holdings, Inc. (“SABRE”), Galileo International, Inc. (“Galileo”) and WORLDSPAN, L.P. (“WORLDSPAN”) for access to certain information and may depend on such vendors in the future for electronic distribution of vacation products to retail travel agents and other travel intermediaries. Any failure of these systems could have a material adverse effect on the business, financial condition and results of operations of the Company.

Dependence on Customer Deposits and Advance Payments

      The Company derives substantial income from interest on customer deposits and advance payments. For 2000, the Company had interest income of $2.9 million, substantially all of which was derived from interest on customer deposits and advance payments. In addition, the Company’s pricing of its products and services is based, in part, upon the interest income expected to be received from investing these deposits and advance payments. The Company’s investment policy and the terms of the Company’s credit facility restrict the Company to investing these deposits and advance payments only in investment-grade securities. A failure of these investment securities to perform at their historical levels could reduce the interest income realized by the Company, which could have a material adverse effect on the business, financial condition and results of operations of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Significant Negative Working Capital

      As the Company relies upon customer deposits and advance payments, the Company operates with negative working capital. As of December 31, 2000 the Company’s current liabilities exceeded current assets by $50.9 million, up slightly from $49.5 million as of December 31, 1999. If the float generated by these advance payments were to shrink, and the Company was required to find an alternative source of capital, one may not be available at terms acceptable to the Company. Such event could have a material adverse effect on the business, financial condition and results of operations of the Company.

Quarterly Fluctuations; Seasonality

      The Company’s operating results have fluctuated from period to period and likely will continue to fluctuate in the future. The travel industry in general and the Company’s operations in particular are highly seasonal. The Company’s net revenues generally are highest in the second and third quarters of the year, while its expenses, as a percentage of gross revenues, generally are highest in the first and fourth quarters. The Company’s quarterly results of operations also may be subject to fluctuations as a result of fare wars by travel suppliers, changes in relationships with certain travel suppliers, changes in the mix of services offered by the Company, extreme weather conditions, international terrorism and conflicts, general economic conditions or other factors affecting travel generally. As a result of these and other factors, the Company’s quarterly operating results are subject to fluctuation, and the Company believes quarter-to-quarter comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, due to all of the foregoing factors, the Company’s operating results in future periods may be below the expectations of securities analysts and investors. In such event, the market price of the Common Stock could be materially adversely affected.

Losses in Recent Years

      The Company has reported operating losses for its two most recent fiscal years. The Company expects to depend in part on its recent restructuring and consolidation efforts to return to profitability. There can be no assurance that the consolidation and restructuring plans even if fully implemented will lead to the projected improvements in the operating results. Even though the Company reported operating losses, the Company generated positive cash flow from operating activities in part due to significant non cash charges for amortization, depreciation and non-cash restructuring charges. However, if the Company were to continue to generate losses, the Company’s operating results in future periods may be below the expectations of securities analysts and investors. Continued losses could also lead to the Company not meeting the financial covenants required by its lenders and cause a default. Even the recent levels of positive cash flow from operations may not be sufficient to meet the Company’s needs. Each of these events could materially adversely affect the market price of the Common Stock.

Reliance on Key Personnel

      The Company’s success will depend, in part, on the continued efforts of Ronald M. Letterman, its Vice Chairman, President and Chief Executive Officer, and Debbie A. Lundquist, its Executive Vice President and Chief Financial Officer, and the senior management of its brands. If any of these individuals becomes unwilling or unable to continue in his or her present role, or if the Company is unable to attract and retain other skilled employees, its business could be adversely affected. The Company does not maintain key person life insurance on any of its key personnel. Although the Company has entered into employment agreements with Mr. Letterman and Ms. Lundquist, they, like all other key employees, may voluntarily terminate their respective employment relationships with the Company at any time.

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

Accounting Charges; Significant Intangible Assets

      The Company has significant intangible assets on its balance sheet, which is principally comprised of goodwill related to the Company’s various acquisitions. Accounting principles generally accepted in the United States require that goodwill and all other intangible assets be amortized over the period benefited, and the Company’s management has determined that period to be at least 35 years for the goodwill recorded in connection with the Acquisitions. There can be no assurance that the Company’s management accurately determined the amortization period for the goodwill recorded in connection with the Acquisitions. If the Company failed to recognize a separate, material intangible asset having an actual benefit period of less than 35 years, or if the Company did not give effect to any shorter benefit periods for certain material portions of the goodwill recorded in connection with the Acquisitions, then earnings reported in periods immediately following the Acquisitions will be overstated, and, in later years, the Company will be burdened by a continuing charge against earnings without an associated benefit to income which generally would have been factored into the price paid for the business acquired. Although the Company determined that certain assets were impaired during the year ended December 31, 2000 and recorded an impairment charge of $35.0 million, this analysis was based upon estimates; actual results may differ and additional impairments may be identified in the future. Earnings in later years also will be significantly affected if management determined that the remaining balance of goodwill at any time was impaired. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business — Growth Strategy.”

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

Voting Control by Existing Management and Shareholders

      Thayer Equity Investors III, L.P. (“Thayer”) and its affiliates own and control a substantial majority of the Common Stock of the Company. As of December 31, 2000, Thayer and its affiliates own beneficially 67.3% of the outstanding shares of Common Stock. As a result, Thayer and its affiliates are able to exercise control over the Company’s affairs and are able to elect the entire Board of Directors and control the disposition of any matter submitted to a vote of shareholders. In addition, Thayer has entered into an agreement with GV Investment LLC, an affiliate of Three Cities Research Inc, (“TCR”) whereby Thayer and TCR have agreed to vote their shares together in certain matters including election of directors and matters effecting management. Including shares issuable upon conversion of certain notes payable to TCR, Thayer and TCR together own beneficially 78.3% of the Company’s Common Stock. In addition, the Company’s executive officers and directors, and entities affiliated with them, including Thayer, TCR and their affiliates, as of December 31, 2000, own beneficially shares of Common Stock representing 78.6% of the total voting power of the Common Stock.

Potential Volatility of Stock Price

      The trading price of the Common Stock may be subject to significant fluctuations in response to numerous factors, including variations of the annual or quarterly results of the Company or its competitors, changes by financial research analysts in their estimates of the earnings of the Company or the failure of the Company to meet such estimates, conditions of the economy in general or in the travel industry in particular, unfavorable publicity or changes in applicable laws and regulations (or judicial or administrative interpretations thereof) affecting the Company or the travel service industry. From time to time, the stock market experiences significant price and volume volatility, which may affect the market price of the Common Stock for reasons unrelated to the Company’s performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. Any such litigation instigated against the Company could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on the business, results of operations and financial condition of the Company.

No Dividends

      The Company does not expect to pay cash dividends on Common Stock in the foreseeable future. In addition, under its credit agreement, the Company is prohibited from paying dividends on its shares of capital stock other than dividends payable solely in shares of Common Stock.

ITEM 2.	PROPERTIES

      The Company’s headquarters are located in San Jose, CA in leased offices, which also serves as the headquarters for its largest brand, Classic Custom Vacations. As of December 31, 2000, the Company’s other principal facilities consist of leased offices, of which the largest are located in Downers Grove, IL, and New York, NY. The Company believes these facilities are adequate to meet its anticipated needs.

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

The Company’s Common Stock has been traded on The New York Stock Exchange under the symbol “GVG” since its initial public offering in July 1998 until January 8, 2001. On January 9, 2001 the Company transferred the listing of its Common Stock to The American Stock Exchange. The following table sets forth the high and low closing prices for each period shown, as quoted on The New York Stock Exchange:

	HIGH	LOW

1999

First Quarter	$14 1/4	$8 3/8

Second Quarter	$13 5/16	$4 3/16

Third Quarter	$6 1/8	$4 3/8

Fourth Quarter	$4 1/2	$2 3/4

2000

First Quarter	$5 5/8	$2 3/4

Second Quarter	$3 5/8	$2 7/16

Third Quarter	$3 3/8	$2 11/16

Fourth Quarter	$3 3/8	$1 13/16

      The closing price of the Company’s Common Stock, as reported by The American Stock Exchange, on March 21st, 2001 was $2.25. The approximate number of record holders of the Common Stock as of March 21, 2000 was 1,100.

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

      The selected financial data was derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP. The results of operations for the year ended December 31, 2000, are not necessarily indicative of the results to be expected for any future period. The information in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included elsewhere in this Form 10-K.

	For The Years Ended December 31,
	(in thousands, except per share data)

	2000	1999

Net revenues	$132,867	$126,000

Operating expenses	120,648	111,688

Gross profit	12,219	14,312

General and administrative expenses (1)	10,560	13,269

Depreciation and amortization	6,474	5,929

Restructuring and impairment charge	38,586	—

Income (loss) from operations	(43,401)	(4,886)

Other income (expense) Interest income	2,915	2,529

Interest expense	(4,176)	(2,331)

Other, net	20	47

Total other income (expense)	(1,241)	245

Income (loss) before income taxes and

extraordinary item	(44,642)	(4,641)

Income tax benefit (expense)	(60)	1,416

Income (loss) before extraordinary item	$(44,702)	$(3,225)

Extraordinary item, net of income tax benefit

of $144 for 1999 and $244 for 1998	—	(257)

Net income (loss)	$(44,702)	$(3,482)

Dividends on Class A Convertible

Preferred Stock	—	—

Net income (loss) available to common

shareholders	$(44,702)	$(3,482)

Basic and Diluted income (loss) per share	$(3.11)	$(0.24)

Weighted average shares outstanding:

Basic	14,393	14,555

Diluted	14,393	14,555

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For The Years Ended December 31,
	(in thousands, except per share data)

	1998	1997	1996

Net revenues	$90,421	$24,255	$22,259

Operating expenses	69,386	17,852	16,025

Gross profit	21,035	6,403	6,234

General and administrative expenses (1)	10,248	7,797	6,905

Depreciation and amortization	2,779	182	154

Restructuring and impairment charge	—	—	—

Income (loss) from operations	8,008	(1,576)	(825)

Other income (expense) Interest income	2,480	556	581

Interest expense	(1,504)	—	—

Other, net	26	41	(4)

Total other income (expense)	1,002	597	577

Income (loss) before income taxes and

extraordinary item	9,010	(979)	(248)

Income tax benefit (expense)	(3,908)	(124)	(122)

Income (loss) before extraordinary item	$5,102	$(1,103)	$(370)

Extraordinary item, net of income tax benefit

of $144 for 1999 and $244 for 1998	(379)	—	—

Net income (loss)	$4,723	$(1,103)	(370)

Dividends on Class A Convertible

Preferred Stock	(2,519)	—	—

Net income (loss) available to common

shareholders	$2,204	$(1,103)	$(370)

Basic and Diluted income (loss) per share	$0.22	$(0.21)	$(0.07)

Weighted average shares outstanding:

Basic	9,931	5,291	5,291

Diluted	9,990	5,291	5,291

	December 31,
	(in thousands)
	2000	1999	1998	1997	1996

Balance Sheet Data:

Cash, cash equivalents and short-term investments	$24,432	$24,255	$32,663	$7,909	$8,256

Working capital (deficit)	(50,889)	(49,513)	(24,867)	(78)	1,256

Total assets	133,147	178,675	134,060	19,375	19,677

Total debt	28,190	29,513	6,663	—	—

Shareholders’ equity	4,319	48,964	53,585	358	1,673

(1)	General and administrative expenses for the years ended December 31, 1997 and 1996 include salary and bonuses to the prior owners and certain key employees of the Company of $5.8 million and $4.8 million, respectively. General and administrative expenses for the year ended December 31, 1998 include approximately $1.1 million of expenses incurred in connection with the Recapitalization.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Global Vacation Group, Inc. and subsidiaries (“GVG” or the “Company”) is one of the largest U.S. providers of customized vacation products. The Company assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers primarily through other resellers of travel including retail travel agents and international tour wholesalers. The Company primarily provides flexible independent travel programs for individuals, as well as escorted tours and group packages.

      The Company’s strategy is to achieve the leading market position in select high-volume, high-margin travel destinations, focusing on the following areas: (i) Hawaii; (ii) in-bound vacations to the United States for international travelers; (iii) the Caribbean; (iv) Mexico; (v) select North American vacation destinations such as California, New York, Florida, and Canada; and (vi) out-bound travel by U.S. travelers to Europe.

      The Company leverages its expertise in its targeted destination markets as well as its relationships with travel suppliers to provide a value proposition to travel agents, the end consumer and foreign tour wholesalers. The Company buys in bulk at a discount and marks up its products to provide both competitive pricing to the end consumer as well competitive commissions to travel agents and tour operators. Travel agents rely on the Company to provide high quality and often customized services including marketing support. The Company has built a diverse domestic and international customer base including many of the largest domestic, European and Asian travel resellers. The Company through its various acquisitions has many years of experience operating in each of its key destination markets.

      In March 1998, the Company was recapitalized and between March 1998 and June 1999 acquired the stock or assets of seven other vacation providers and one information system provider (the “Acquisitions” or the “Acquired Businesses”). The consideration for the Acquisitions consisted primarily of cash. Each acquisition has been accounted for under the purchase method of accounting. The accompanying financial statements for the years ended December 31, 2000, 1999 and 1998 include the results of operations for each of the Acquisitions from their respective acquisition dates.

      The Company has integrated and consolidated the operations of many of its acquired companies during the past three years. The Company presently markets is products under the brand Classic Custom Vacations (“Classic”) which markets customized vacation packages targeted to U.S. travelers; as Allied Tours (“Allied”) which creates and coordinates packages and tours targeted to international travelers; under private label agreements to operate Amtrak Vacations and Hyatt Vacations; and as Island Resort Tours (“Island”) and International Travel & Resorts (“ITR”), which operated together as a packaged vacation wholesaler and hotel representation company serving destinations primarily in the Caribbean.

Restructuring and Consolidation

      The Company experienced difficulty in the integration and operations of certain of its acquired businesses. Specifically, the Company’s former Vacations by Globetrotters (“Globetrotters”) brand repeatedly failed to meet expectations. In July 2000, the Company announced the restructuring of its Chicago operations where Globetrotters was headquartered including the consolidation of the Globetrotters branded business into its more successful Classic brand in order to improve operating results. Additionally, the Company closed its then Washington, D.C. headquarters office in late 2000, reducing administrative overhead costs. As part of the restructuring, the Company terminated 116 employees, most of whom held administrative and support positions that became redundant with the consolidation of Globetrotters into Classic.

      As part of the restructuring, the Company reviewed the carrying values of its long-lived assets, including systems, property and equipment, identifiable intangibles, and goodwill related to its Chicago operations. The fair value of the long-lived assets was determined based upon the estimated discounted cash flows to be derived from the related business operations. As a result, the Company recorded an impairment charge of $35.0 million in 2000 writing down substantially all of the Trase Miller technology platform that the Company acquired in 1999 as well as assets related to the Company’s private label operations. This charge included approximately $18.5 million for goodwill and $16.5 million for the technology platform and other property.

      The $38.6 million restructuring and impairment charge has been separately presented as a component of the Company’s loss from operations for the year ended December 31, 2000 and includes the $35.0 million impairment for long-lived assets and expected cash expenditures of $3.6 million. The cash expenses include $2.5 million for employee severance and related benefits, and $1.1 million for costs related to lease obligations and other restructuring costs. In addition to the $38.6 million restructuring and impairment charge, the Company incurred approximately $1.6 million of non-recurring charges related to the restructuring that are classified as operating expenses for the year ended December 31, 2000. These charges related to uncollectable receivables and other unrealizable current assets, resulting from the discontinuance of certain products and brands pursuant to the restructuring.

Sources of Revenues

      Net revenues include commissions and markups on travel products and services, volume bonuses received from travel suppliers, cancellation fees and other ancillary fees such as travel waiver premiums and are generally recognized upon the commencement of travel. For the years ended December 31, 2000 and 1999, the Company had net revenues of $132.9 million and $126.0 million, respectively, derived from sale of travel products and services with a value of $589.9 million and $543.6 million. Revenues are reported net of direct costs to suppliers.

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

Interest Income

      The Company derives a significant portion of its pre-tax income from interest earned on funds related to customer deposits and prepayments for vacation products. Generally, the Company requires a deposit within one week of making a travel reservation. Reservations are typically made two to four months prior to departure. Additionally, for packaged tours, the Company generally requires that the entire cost of the vacation be paid in full 45 to 60 days before departure, unless reservations are made closer to departure. While terms vary, the Company generally pays for all non-air components of the vacation after the customer’s departure. In the period between receipt of a deposit or prepayment and the payment of related expenses, these funds are generally invested in cash and investment-grade securities. This cycle is typical in the packaged tour industry, and earnings generated on deposits and prepayments are integral to the Company’s operating model and pricing strategies. For the years ended December 31, 2000 and 1999, the Company had interest income of $2.9 million and $2.5 million, respectively.

Results of Operations

The Company

      The following table sets forth certain historical operating data for the Company as a percentage of net revenues (in thousands).

	Years Ended December 31,

	2000		1999

	Amount	%	Amount
Net revenues	$132,867	100.0	$126,000

Operating expenses	120,648	90.8	111,688

Gross profit	12,219	9.2	14,312

General and administrative expenses	10,560	7.9	13,269

Depreciation and amortization	6,474	4.9	5,929

Restructuring and impairment charge	38,586	29.0	—

Income (loss) from operations	(43,401)	(32.7)	(4,886)

Other income (expense)
Interest income	2,915	2.2	2,529

Interest expense	(4,176)	(3.1)	(2,331)

Other, net	20	0.0	47

Total other income (expense)	(1,241)	(0.9)	245

Income (loss) before income taxes and

extraordinary item	(44,642)	(33.6)	(4,641)

Income tax benefit (expense)	(60)	0.0	1,416

Income (loss) before extraordinary item	$(44,702)	(33.6)	$(3,225)

Extraordinary item, net of income tax benefit

of $144 for 1999 and $244 for 1998	—	0.0	(257)

Net income (loss)	(44,702)	(33.6)	(3,482)

Dividends on Class A Convertible

Preferred Stock	—	0.0	—

Net income (loss) available to common

shareholders	$(44,702)	(33.6)	$(3,482)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Years Ended December 31,

	1999	1998

	%	Amount	%

Net revenues	100.0	$90,421	100.0

Operating expenses	88.6	69,386	76.7

Gross profit	11.4	21,035	23.3

General and administrative expenses	10.5	10,248	11.3

Depreciation and amortization	4.7	2,779	3.1

Restructuring and impairment charge	0.0	—	0.0

Income (loss) from operations	(3.8)	8,008	8.9

Other income (expense)
Interest income	2.0	2,480	2.7

Interest expense	(1.9)	(1,504)	(1.7)

Other, net	0.0	26	0.0

Total other income (expense)	0.1	1,002	1.0

Income (loss) before income taxes and

extraordinary item	(3.7)	9,010	9.9

Income tax benefit (expense)	1.1	(3,908)	(4.3)

Income (loss) before extraordinary item	(2.6)	$5,102	5.6

Extraordinary item, net of income tax benefit

of $144 for 1999 and $244 for 1998	(0.2)	(379)	(0.4)

Net income (loss)	(2.8)	4,723	5.2

Dividends on Class A Convertible

Preferred Stock	0.0	2,519	2.8

Net income (loss) available to common

shareholders	(2.8)	$2,204	2.4%

      2000 COMPARED TO 1999

      Net revenues for the years ended December 31, 2000 and 1999, were $132.9 million and $126.0 million, respectively, which reflects the combined net revenues of the Company and the Acquired Businesses for such periods. The increase in net revenues of 5.5% for the year ended December 31, 2000 was primarily due to growth at the Classic Custom Vacations brand and the effect of the Acquired Businesses, partially offset by significant revenue decreases at the Company’s now discontinued Vacations by Globetrotters brand.

      Operating expenses for the year ended December 31, 2000 and 1999, were $120.6 million and $111.7 million, respectively, or 90.8% and 88.6%, respectively, of net revenues. Operating expenses increased as a percentage of net revenues principally because the operating expenses related to the Company’s Vacations by Globetrotters brand did not decrease in proportion to the decreases in revenues during the first six months of 2000 due to the fixed nature of certain of these expenses. The increase in operating expense is also due to $1.6 million of non-recurring charges related to the

Company’s restructuring plans incurred during the third quarter. After the Company’s restructuring measures were implemented in the third quarter, the Company’s gross profit margin began to improve as compared to the prior year. For the fourth quarter operating expenses were 90.2% of net revenues compared to 93.7% for the same period in 1999, an improvement of 350 basis points.

      General and administrative expenses for the year ended December 31, 2000 and 1999 were $10.6 million and $13.3 million, respectively, or 7.9% and 10.5%, respectively, of net revenues. The decrease in general and administrative expenses by 20.3% is primarily due to decreases in headcount and consulting and professional fees including savings from the Company’s restructuring plans.

      Depreciation and amortization for the years ended December 31, 2000 and 1999 was $6.5 million and $5.9 million or 4.9% and 4.7%, respectively, of net revenues. The increase is due to the amortization of goodwill and certain intangible assets and depreciation of the technology platform acquired during 1999 offset, in part, by a reduction in depreciation and amortization in the later half of the year as a result of the impairment of intangible assets, systems and related property recorded during the third quarter of 2000.

      The restructuring and impairment charge for the year ended December 31, 2000 of $38.6 million, includes write-downs related to the impairment of intangible assets, systems and related property, as well as severance costs, lease obligations and other restructuring costs related to the Company’s restructuring and the consolidation of its Vacations by Globetrotters brand into its Classic Custom Vacations brand. Of this total, $35.0 million were non-cash charges.

      Interest income for the years ended December 31, 2000 and 1999 was $2.9 million and $2.5 million, respectively, or 2.2% and 2.0%, respectively, of net revenues. The increase in interest income is principally due to higher rates of returns from more favorable interest rates during 2000 as compared to the prior year. The amount of interest income the Company earns is affected by changes in interest rates that in part result from actions taken by the Board of Governors of the Federal Reserve. Since December 31, 2000 the Federal Reserve has reduced interest rates by 100 basis points, negatively impacting interest rates earned by the Company.

      Interest expense for the years ended December 31, 2000 and 1999 was $4.2 million and $2.3 million, respectively, reflecting increased average levels of cash borrowings as a result of acquisitions during 1999, higher interest rates and fees related to credit facility amendments and market conditions, and the accelerated write-off of certain deferred financing costs due to the early pay down of bank debt. The Company repaid all outstanding cash borrowings under its bank credit facility in June 2000 when it received funding under a convertible subordinated note for $27.5 million bearing interest at a 9.0% fixed rate of interest, and has not used its bank credit facility for cash borrowings since June 2000.

      The provision for income taxes for the year ended December 31, 2000 was $60,000 for estimated state income taxes payable for 2000. For the year ended December 31, 1999 the Company recorded a benefit for income taxes of $1.4 million at an effective tax rate of 30.5%. Due to the extent of continuing operating losses, a valuation reserve has been provided against the Company’s net deferred tax asset as of December 31, 2000.

      Net loss for the year ended December 31, 2000 was $44.7 million or 33.6% of net revenues compared to a net loss for the year ended December 31, 1999 of $3.5 million, or 2.8% of net revenues. Net loss for the year ended December 31, 2000 includes a restructuring and impairment charge of $38.6 million and a related non-recurring operating expense charge of $1.6 million. Net loss for the year ended December 31, 1999 includes an extraordinary charge of $257,000, net of a tax benefit of $144,000, related to the write-off of deferred financing costs associated with the restructuring of the Company’s credit facility. Excluding the effect of the 2000 restructuring and related non-recurring charges, the 1999 extraordinary charge, and the effect of income taxes, the net loss decreased from $4.6 million to $4.5 million. This improvement is principally due to reductions in operating expenses related to the Company’s announced restructuring and revenue growth at the Company’s Classic Custom Vacations brand, offset, in part, by higher interest expense incurred during 2000. For the six months since the Company’s restructuring plans were implemented excluding restructuring and related non-recurring charges the Company had net profit before income taxes of $653,000 compared to a net loss before income taxes and extraordinary item of $2.6 million for the same period for the year ended December 31, 1999.

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

      At December 31, 2000, the Company had cash and cash equivalents of $12.8 million, excluding $11.6 million of cash restricted pursuant to contracts with private label partners, and pursuant to the terms of the Company’s credit facility. Contracts with certain of the Company’s private label partners require that certain funds including customer deposits be segregated from general cash reserves and restrict the disbursement of these funds. Additionally, the Company’s credit facility requires that the Company maintain cash collateral to the extent of 103% of the balance of outstanding stand-by letters of credit. At December 31, 2000 the Company had $6.4 million of stand-by letters of credit outstanding. The credit facility allows for letters of credit of up to $10.0 million.

      At December 31, 2000, the Company had no cash borrowings outstanding on its revolving line of credit. At December 31, 2000 the Company’s credit facility had a total capacity of $17.5 million including the previously referred to $10 million commitment for letters of credit. Under the terms of the credit facility amounts not used for letters of credit are available for cash borrowings for working capital purposes. However, cash borrowings are further limited to certain eligible receivables. At December 31, 2000 the Company had $5.0 million available to borrow under its credit facility based upon eligible receivables. The credit facility expires on January 31, 2002.

      In June 2000 the Company raised $27.5 million from the issuance of a subordinated convertible note from a private investment group (the “Subordinated Note”). The Subordinated Note, which bears interest at 9% has a seven-year term and is convertible into common stock at a price of $5.25 per share. The Subordinated Note may be converted, at any time, in total or partial to common stock at the option of the note holder. The Company used the proceeds of the Subordinated Note to repay its then outstanding balance on its credit facility. Interest on the Subordinated Note is due quarterly. At its option, the Company may choose to pay interest in cash, additional notes with terms similar to the original Subordinated Note, or common stock using the quoted market price of common stock at the time the interest is payable. Additionally, through the quarter ending March 31, 2001 the Company may elect to pay interest by issuing short-term notes due July 1, 2001. The Company made this election for interest due October 1, 2000 and January 2, 2001.

      Net cash provided by operating activities for the years ended December 31, 2000 and December 31, 1999 was $6.5 million and $8.0 million, respectively. The decrease in cash provided by operating activities is principally due to the cash portion of the Company’s restructuring charge of $3.6 million, net of the $2.3 million of these charges that remained unpaid at December 31, 2000. The net use of funds related to the Company’s restructuring was $1.3 million. Substantially all of the $2.3 million that remained accrued at December 31, 2000 is expected to be paid during 2001.

      The Company made capital expenditures of $2.6 million for the year ended December 31, 2000 and $6.0 million for the year ended December 31, 1999. The higher level of capital expenditures in 1999 was due in part to the installation of new computer systems and development of software during 1999. The Company used $31.0 million of cash, net of cash acquired, for acquisitions for the year ended December 31, 1999. Due to achieving certain financial targets at Island and ITR the Company is obligated to make an additional payment related to these acquisitions of $1.75 million in April 2001. The Company borrowed approximately $33.6 million from its credit facility to finance the acquisitions of Friendly, Trase Miller, ITR and Island during the year ended December 31, 1999 and repaid approximately $10.8 million in credit facility borrowings including a beginning balance from December 31, 1998. During the year ended December 31, 2000 the Company repaid all remaining credit facility borrowings of $29.4 million using cash generated from operations during the first half of 2000 and a portion of the proceeds of the Subordinated Note.

      Consistent with industry practice as well as the Company’s operations, the Company receives advance payments and deposits prior to commencement of travel resulting in an expected working capital deficit. The Company’s current liabilities exceeded its current assets at December 31, 2000 by $50.9 million. If the float generated by these advance payments were to shrink, and the Company was required to find an alternative source of capital, one may not be available at terms acceptable to the Company. Such event could have a material adverse effect on the business, financial condition and results of operations of the Company.

      The Company anticipates that its existing cash, available working capital line of credit, and cash flow from operations will provide sufficient cash to enable the Company to meet its working capital needs, debt service, planned capital expenditures and other obligations through at least January 2002.

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

ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk

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

      The fair value of any fixed rate debt including the Company’s Subordinated Note is subject to change as a result of movements in interest rates. Such change could have material adverse effect on the Company’s financial position and results of operations. The following table summarizes the financial instruments held by the Company at December 31, 2000, which are sensitive to changes in interest rates. This table presents the maturities, related interest rates and fair value of debt instruments (amounts in thousands):

			At December 31, 2000
		Interest
	Maturity	Rate	Total Debt	Fair Value

Short term note payable	July 1, 2001	9%	$690	$690

Convertible note	July 1, 2007	9%	$27,500	$27,500

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Global Vacation Group, Inc.:

We have audited the accompanying consolidated balance sheets of Global Vacation Group, Inc., (a New York corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Vacation Group, Inc., and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Vienna, Virginia
February 9, 2001

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2000	1999
ASSETS
Current assets:

Cash and cash equivalents (includes $11,633 and $1,219

of restricted cash, respectively)	$24,432	$24,152

Short-term investments	—	103

Accounts receivable, net of allowance of $2,096 and $1,222, respectively	21,224	20,068

Other current assets	4,303	10,823

Total current assets	49,959	55,146

Property and equipment, net	4,588	22,615

Related party and other long-term receivables	—	963

Intangible assets, net	78,476	97,754

Other assets	124	2,197

Total assets	$133,147	$178,675

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$62,239	$62,873

Customer deposits	37,919	36,704

Note payable	690	—

Current portion of long-term debt	—	5,082

Total current liabilities	100,848	104,659
Long-term debt, net of current portion	—	24,431

Other long-term liabilities	480	621

Convertible note	27,500	—

Total liabilities	128,828	129,711

Commitments and Contingencies

Shareholders’ equity:

Preferred Stock, $.01 par value, 6,000,000 shares authorized,

no shares issued and outstanding	—	—

Common Stock, $.01 par value, 60,000,000 shares authorized, 14,775,816

shares issued and 14,392,825 shares outstanding	148	148

Additional paid-in capital	95,817	95,771

Deferred compensation	(17)	(28)

Retained deficit	(89,313)	(44,611)

Treasury stock, 382,991 shares at cost	(2,316)	(2,316)

Total shareholders’ equity	4,319	48,964

Total liabilities and shareholders’ equity	$133,147	$178,675

The accompanying notes are an integral part of these consolidated balance sheets.

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For The Years Ended
	December 31,

	2000	1999	1998

Net revenues	$132,867	$126,000	$90,421

Operating expenses	120,648	111,688	69,386

Gross profit	12,219	14,312	21,035

General and administrative expenses	10,560	13,269	10,248

Depreciation and amortization	6,474	5,929	2,779

Restructuring and impairment charge	38,586	—	—

Income (loss) from operations	(43,401)	(4,886)	8,008

Other income (expense)

Interest income	2,915	2,529	2,480

Interest expense	(4,176)	(2,331)	(1,504)

Other, net	20	47	26

Total other income (expense)	(1,241)	245	1,002

Income (loss) before income taxes and

extraordinary item	(44,642)	(4,641)	9,010

Income tax benefit (expense)	(60)	1,416	(3,908)

Income (loss) before extraordinary item	(44,702)	(3,225)	5,102

Extraordinary item, net of income tax benefit

of $144 for 1999 and $244 for 1998	—	(257)	(379)

Net income (loss)	(44,702)	(3,482)	4,723

Dividends on Class A Convertible

Preferred Stock	—	—	(2,519)

Net income (loss) available to common

shareholders	$(44,702)	$(3,482)	$2,204

Basic and diluted income (loss) per share:

Income (loss) per share before

extraordinary item	$(3.11)	$(0.22)	$0.26

Extraordinary item per share	$—	$(0.02)	$(0.04)

Basic income (loss) per share	$(3.11)	$(0.24)	$0.22

Weighted average shares outstanding:

Basic	14,393	14,555	9,931

Diluted	14,393	14,555	9,990

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share data)

REDEEMABLE CONVERTIBLE
PREFERRED STOCK

	SHARES	AMOUNT

Balance, December 31, 1997	—	$—

Redemption of common stock	—	—

Class A Convertible

Preferred stock dividend	25,762	25,762

Issuance of common and

Class A Convertible

Preferred stock	27,014	27,014

Accrued dividend on

Class A Convertible

Preferred stock	—	2,519

Fair value adjustment for

securities available for sale, net	—	—

Issuance of common stock

from Initial Public Offering	—	—

Conversion of Class A

Convertible Preferred Stock	(52,776)	(55,295)

Deferred compensation	—	—

Amortization of deferred

compensation	—	—

Purchase of treasury stock	—	—

Net income	—	—

Distributions	—	—

Balance, December 31, 1998	—	—

Exercise of options	—	—

Amortization of deferred

compensation	—	—

Deferred compensation	—	—

Escrow settlement proceeds	—	—

Purchase of treasury stock	—	—

Net loss	—	—

Balance, December 31, 1999	—	—

Issuance of non-employee options	—	—

Amortization of deferred

compensation	—	—

Net loss	—	—

Balance, December 31, 2000	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	SHAREHOLDERS' EQUITY

	COMMON STOCK

	SHARES	AMOUNT

Balance, December 31, 1997	5,291,262	$53

Redemption of common stock	(1,799,025)	(18)

Class A Convertible

Preferred stock dividend	—	—

Issuance of common and

Class A Convertible

Preferred stock	4,305,689	43

Accrued dividend on

Class A Convertible

Preferred stock	—	—

Fair value adjustment for

securities available for sale, net	—	—

Issuance of common stock

from Initial Public Offering	3,000,000	30

Conversion of Class A

Convertible Preferred Stock	3,949,650	39

Deferred compensation	—	—

Amortization of deferred

compensation	—	—

Purchase of treasury stock	—	—

Net income	—	—

Distributions	—	—

Balance, December 31, 1998	14,747,576	147

Exercise of options	28,240	1

Amortization of deferred

compensation	—	—

Deferred compensation	—	—

Escrow settlement proceeds	—	—

Purchase of treasury stock	—	—

Net loss	—	—

Balance, December 31, 1999	14,775,816	148

Issuance of non-employee options	—	—

Amortization of deferred

compensation	—	—

Net loss	—	—

Balance, December 31, 2000	14,775,816	$148

[Additional columns below]

[Continued from above table, first column(s) repeated]

	SHAREHOLDERS' EQUITY

	ADDITIONAL
	PAID-IN	DEFERRED
	CAPITAL	COMPENSATION

Balance, December 31, 1997	$—	$—

Redemption of common stock	—	—

Class A Convertible

Preferred stock dividend	—	—

Issuance of common and

Class A Convertible

Preferred stock	3,486	—

Accrued dividend on

Class A Convertible

Preferred stock	—	—

Fair value adjustment for

securities available for sale, net	—	—

Issuance of common stock

from Initial Public Offering	35,900	—

Conversion of Class A

Convertible Preferred Stock	55,256	—

Deferred compensation	480	(480)

Amortization of deferred

compensation	—	50

Purchase of treasury stock	—	—

Net income	—	—

Distributions	—	—

Balance, December 31, 1998	95,122	(430)

Exercise of options	22	—

Amortization of deferred

compensation	—	52

Deferred compensation	(350)	350

Escrow settlement proceeds	977	—

Purchase of treasury stock	—	—

Net loss	—	—

Balance, December 31, 1999	95,771	(28)

Issuance of non-employee options	46	—

Amortization of deferred

compensation	—	11

Net loss	—	—

Balance, December 31, 2000	$95,817	$(17)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	SHAREHOLDERS' EQUITY

	RETAINED	TREASURY
	DEFICIT	STOCK	TOTAL

Balance, December 31, 1997	$305	$—	$358

Redemption of common stock	(12,873)	—	(12,891)

Class A Convertible

Preferred stock dividend	(25,762)	—	(25,762)

Issuance of common and

Class A Convertible

Preferred stock	—	—	3,529

Accrued dividend on

Class A Convertible

Preferred stock	(2,519)	—	(2,519)

Fair value adjustment for

securities available for sale, net	(8)	—	(8)

Issuance of common stock

from Initial Public Offering	—	—	35,930

Conversion of Class A

Convertible Preferred Stock	—	—	55,295

Deferred compensation	—	—	—

Amortization of deferred

compensation	—	—	50

Purchase of treasury stock	—	(125)	(125)

Net income	4,723	—	4,723

Distributions	(4,995)	—	(4,995)

Balance, December 31, 1998	(41,129)	(125)	53,585

Exercise of options	—	—	23

Amortization of deferred

compensation	—	—	52

Deferred compensation	—	—	—

Escrow settlement proceeds	—	—	977

Purchase of treasury stock	—	(2,191)	(2,191)

Net loss	(3,482)	—	(3,482)

Balance, December 31, 1999	(44,611)	(2,316)	48,964

Issuance of non-employee options	—	—	46

Amortization of deferred

compensation	—	—	11

Net loss	(44,702)	—	(44,702)

Balance, December 31, 2000	$(89,313)	$(2,316)	$4,319

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,

	2000	1999

Cash flows from operating activities:

Net (loss) income	$(44,702)	$(3,482)
Adjustments to reconcile net (loss) income to net cash provided by

(used in) operating activities:

Depreciation and amortization	6,474	5,929

Non-cash interest expense	690	—

Write-off of deferred financing costs	259	401

Amortization of deferred financing costs	457	248

Non-cash portion of restructuring and impairment charge	35,034	—

Stock-based compensation expense	57	52

Changes in assets and liabilities, excluding effect of acquisitions:

Accounts receivable	(1,156)	(3,954)

Other assets	8,098	(653)

Accounts payable and accrued expenses	(34)	10,264

Customer deposits	1,216	(3,248)

Other liabilities	148	2,465

Net cash provided by (used in) operating activities	6,541	8,022

Cash flows from investing activities:

Purchases of property and equipment	(2,562)	(5,986)

Net proceeds from short-term investments	103	2,243

Acquisitions, net of cash acquired	—	(30,975)

Net cash used in investing activities	(2,459)	(34,718)

Cash flows from financing activities:

Net payments on loans to/from related parties	—	—

Proceeds from convertible note	27,500	—

Proceeds from borrowings under credit agreement	—	33,625

Repayment of borrowings under credit agreement	(29,431)	(10,776)

Payment of capital lease obligations	(464)	—

Deferred financing costs	(1,407)	(1,127)

Proceeds from settlement of escrow	—	977

Net proceeds from issuance of common and preferred stock	—	23

Net proceeds from initial public offering	—	—

Purchases of treasury stock	—	(2,191)

Redemption of common stock	—	—

Distributions to shareholders	—	—

Repayment of promissory note	—	—

Net cash (used in) provided by financing activities	(3,802)	20,531

Net increase (decrease) in cash and cash equivalents	280	(6,165)

Cash and cash equivalents, beginning of period	24,152	30,317

Cash and cash equivalents, end of period	$24,432	$24,152

Supplemental disclosures of cash flow information:

Interest paid	$2,479	$1,501

Income taxes (refunded) paid, net	(2,389)	$177

Supplemental disclosures of non cash investing and financing activities:

Issuance of short term note as payment of interest expense	$690	$—

Issuance of promissory note in connection with the redemption of common stock	—	—

Class A Convertible Preferred stock dividend	—	—

Dividend accretion on Class A Convertible Preferred stock	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

For the Years Ended December 31,

1998

Cash flows from operating activities:

Net (loss) income	$4,723
Adjustments to reconcile net (loss) income to net cash provided by

(used in) operating activities:

Depreciation and amortization	2,779

Non-cash interest expense	—

Write-off of deferred financing costs	623

Amortization of deferred financing costs	95

Non-cash portion of restructuring and impairment charge	—

Stock-based compensation expense	50

Changes in assets and liabilities, excluding effect of acquisitions:

Accounts receivable	5,870

Other assets	(7,024)

Accounts payable and accrued expenses	(4,467)

Customer deposits	(17,808)

Other liabilities	(308)

Net cash provided by (used in) operating activities	(15,467)

Cash flows from investing activities:

Purchases of property and equipment	(2,272)

Net proceeds from short-term investments	20,170

Acquisitions, net of cash acquired	(29,629)

Net cash used in investing activities	(11,731)

Cash flows from financing activities:

Net payments on loans to/from related parties	(3,558)

Proceeds from convertible note	—

Proceeds from borrowings under credit agreement	46,688

Repayment of borrowings under credit agreement	(40,025)

Payment of capital lease obligations	—

Deferred financing costs	(1,126)

Proceeds from settlement of escrow	—

Net proceeds from issuance of common and preferred stock	30,543

Net proceeds from initial public offering	35,930

Purchases of treasury stock	(125)

Redemption of common stock	(8,891)

Distributions to shareholders	(4,995)

Repayment of promissory note	(4,000)

Net cash (used in) provided by financing activities	50,441

Net increase (decrease) in cash and cash equivalents	23,243

Cash and cash equivalents, beginning of period	7,074

Cash and cash equivalents, end of period	$30,317

Supplemental disclosures of cash flow information:

Interest paid	$1,937

Income taxes (refunded) paid, net	3,289

Supplemental disclosures of non cash investing and financing activities:

Issuance of short term note as payment of interest expense	$—

Issuance of promissory note in connection with the redemption of common stock	4,000

Class A Convertible Preferred stock dividend	25,762

Dividend accretion on Class A Convertible Preferred stock	2,519

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description and Organization

      Global Vacation Group, Inc., and subsidiaries (the “Company” or “GVG”) is one of the largest U.S. providers of customized vacation products. The Company assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers through retail travel agents and international tour wholesalers. The Company provides flexible independent travel programs for individuals as well as escorted tours and group packages. From its initial public offering in 1998 until January 8, 2001 Global Vacation Group, Inc.’s common stock was traded on the New York Stock Exchange. On January 9, 2001 the Company transferred the listing of its common stock to the American Stock Exchange. Trading continues under the symbol “GVG”.

      Headquartered in San Jose, California, the Company markets its major products under the brand names Classic Custom Vacations, Allied Tours, and previously Vacations by Globetrotters. Classic Custom Vacations creates customized vacation packages for U.S. travelers seeking an individualized vacation. The Allied Tours brand creates packages for international travelers visiting North America. The Company also operates Island Resort Tours, a smaller domestic vacation provider; International Travel & Resorts, a hotel representation company; and the private label vacation fulfillment operations for Amtrak Vacations and Hyatt Vacations.

      In March 1998, the Company was recapitalized (the “Recapitalization”) and between March 1998 and June 1999 acquired the stock or assets of seven other vacation providers and one information system provider. Through these acquisitions, GVG acquired the outstanding capital stock of Haddon Holidays, Inc. (“Haddon”), Classic Custom Vacations (“Classic”), Globetrotters, Inc. (“Globetrotters”), Friendly Holidays, Inc. (“Friendly”), Island Resort Tours, Inc. (“Island”), International Travel & Resorts, Inc. (“ITR”), and substantially all the assets of MTI Vacations, Inc. (“MTI”), and Trase Miller Solutions, Inc. (“Trase Miller”) (collectively, the “Acquisitions” or the “Acquired Businesses”).

      The Company has devoted significant attention and effort consolidating and integrating the operations of its Acquired Businesses from their respective dates of acquisition into the above-described organization. Difficulties in integrating certain of the Acquired Businesses resulted in lost customers and revenues, which led management to restructure the Company in July 2000 (see Note 12).

Risks and Other Important Factors

      For the years ended December 31, 2000 and 1999, the Company reported losses from operations before restructuring and impairment charges of $4.8 million and $4.9 million, respectively. Management believes that the reductions in personnel and overhead made during 2000 pursuant to its restructuring plan will have a positive impact on the Company’s financial performance in 2001. Although management believes that its restructuring and consolidation is now substantially complete after recording a $38.6 million restructuring and impairment charge during the year ended December 31, 2000, there can be no assurances that the steps taken will result in the fully anticipated improvement in the performance of the Company as a whole or its operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

      If the Company is not profitable commencing in the second quarter of 2001 and for the year ending December 31, 2001, the Company would most likely be required to obtain additional equity or financing to meet its obligations, or sell certain of its operations. Although the Company believes it has the ability to generate additional financing if necessary, these actions may be dilutive and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable to the Company. Although there can be no assurance that the Company will meet its financial objectives, management believes that the Company will be able to fund its operations with operating cash flow through at least January 2002.

      The Company receives advance payments and deposits prior to commencement of travel. Accordingly, the Company’s current liabilities exceed its current assets. As of December 31, 2000, current liabilities exceed current assets by approximately $50.9 million. If the float generated by these advance payments were to shrink, and the Company was required to find an alternative source of capital, one may not be available at terms acceptable to the Company. Such event could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

2. Summary of Significant Accounting Policies

Use of Estimates

      The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of money market investments and short-term commercial paper. At December 31, 2000, approximately $11.6 million of cash is restricted pursuant to contracts between the Company and two of its private label partners and certain terms of the Company’s credit facility. The private label contracts restrict the use of certain funds held by the Company including customer payments for future travel. Pursuant to the terms of the Company’s credit facility in place at December 31, 2000, the Company is required to maintain cash collateral to secure outstanding standby letters of credit as collateral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Short-Term Investments

      Short-term investments consist of bank certificates of deposit with original maturities in excess of three months. The Company classifies its certificates of deposit as held-to-maturity. These are securities with determinable fair values that the Company intends to hold for an indefinite period. These securities are carried at cost, which approximates market value.

Revenue Recognition

      Net revenues consist primarily of markups on travel packages. The Company generally recognizes net revenue when earned on the date of travel, net of all cancellations and changes to reservations booked. For the years ended December 31, 2000, 1999 and 1998, net revenues are derived from sale of travel products and services with a value of $589.9 million, $543.6 million and $410.2 million, respectively, net of $457.0 million, $417.6 million and $319.8 million, respectively, in direct costs to suppliers.

      In January 2000, the SEC issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” The bulletin provides guidance for applying accounting principles generally accepted in the United States to revenue recognition, presentation and disclosure in financial statements. Management adopted SAB 101 during the quarter ended December 31, 2000, and noted no material impact on the Company’s financial position, or the financial results previously reported.

Operating Expenses

      Operating expenses include commissions, salaries, benefits and payroll tax expenses, communications, facilities and other costs associated with the selling and processing of tour packages.

Long-lived Assets

      The Company reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted net cash flows are more likely than not to be less than the carrying amount of the long-lived assets, then such assets are written down to their fair value. As part of the $38.6 million restructuring and impairment charge incurred during the year ended December 31, 2000, the Company recognized an impairment of $35.0 million against long-lived assets (See Note 12). After taking into account the restructuring and impairment charge, management believes that its long-lived assets are recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

      The Company’s estimates of anticipated net revenues, gross profits, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, or competitive pressures in any of the Company’s individual operating brands. As a result, the carrying amount of long-lived assets and intangibles, including goodwill, could be reduced materially in the future.

Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are recorded using the straight-line method for leasehold improvements. The Company uses accelerated and straight-line methods for recording depreciation on furniture and fixtures, and equipment and software with lives that range from 3 to 10 years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Included as part of the $35.0 million impairment charge against long-lived assets for the year ended December 31, 2000, the Company recorded an impairment against property and equipment of $16.5 million, principally related to the technology platform acquired as part of Trase Miller, internally developed software and related system assets (See Note 12).

      Property and equipment consist of the following (in thousands):

	December 31,

	2000	1999

Equipment, software and acquired technology platform	$8,971	$25,838

Furniture and fixtures	1,462	2,033

Leasehold improvements	976	1,181

	11,408	29,052

Accumulated depreciation and amortization	(6,820)	(6,437)

Property and equipment, net	$4,588	$22,615

Intangible Assets

      Intangible assets consist of goodwill from acquisitions and deferred financing costs incurred in connection with the Company’s credit agreement and convertible note. Goodwill is amortized over 35 years. Deferred financing costs are charged to interest expense over the life of the debt using the effective interest method. As part of the $35.0 million impairment against long-lived assets recorded during the year ended December 31, 2000, the Company recorded an impairment against goodwill of $18.5 million (See Note 12). Intangible assets as of December 31, 2000 and 1999 consist of the following (in thousands):

	December 31,

	2000	1999

Goodwill	$82,715	$100,712

Deferred financing costs	1,557	866

Accumulated amortization	(5,796)	(3,824)

	$78,476	$97,754

Fair Value of Financial Instruments

      Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” and SFAS No. 119, “Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments,” require the disclosure of the fair value of financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The carrying value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

the Company’s financial instruments approximates fair value due to the relatively short maturities of these instruments. The fair value of the Company’s long-term debt is estimated using a discounted cash flow analysis based on the Company’s borrowing cost for similar credit facilities. The Company estimated that as of December 31, 2000, the fair value of its long-term debt does not differ materially from its carrying value.

      In the normal course of business, the Company is a party to letters of credit, which are not reflected in the accompanying consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of performance being required. Based on the Company’s past experience, management does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

Concentrations

      For the year ended December 31, 2000 one individual travel agency group accounted for approximately 10.2% of net revenues. Otherwise, no individual customer represented more than 10 percent of net revenues or accounts receivable for 2000, 1999 or 1998. Prior to the Acquisitions, the Company’s revenues and accounts receivable were principally with customers outside the United States. For the year ended December 31, 2000, gross revenues from customers located in Europe and South America/South Pacific represented approximately 16 percent and 5 percent of the total gross revenues, respectively. For the year ended December 31, 1999, gross revenues from customers located in Europe and South America/South Pacific represented approximately 17 percent and 2 percent of the total gross revenues, respectively. For the year ended December 31, 1998, gross revenues from customers located in Europe and South America/South Pacific represented approximately 22 percent and 7 percent of the total gross revenues, respectively. In addition, vacation products and services related to Hawaiian destinations accounted for approximately 49 percent, 47 percent and 50 percent of gross revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

Income Taxes

      Until March 1998, the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company did not pay corporate income taxes on its taxable income. Instead, the shareholders were liable for individual income taxes on their respective shares of the Company’s taxable income. Accordingly, there is no provision for Federal income taxes in the accompanying consolidated financial statements for periods prior to March 1998. The Company was taxable in certain states and other jurisdictions that did not recognize S Corporation status. In March 1998, the Company terminated its S Corporation election and, accordingly, has since been subject to Federal and state income taxes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

      The treasury stock effect of options to purchase 1,213,727 and 1,372,186 shares of common stock outstanding at December 31, 2000 and 1999, respectively have not been included in the computation of diluted income per share for the respective years as such effect would be anti-dilutive. The effect of the convertible preferred stock outstanding during the year ended December 31, 1998, as well as the convertible notes outstanding during the year ended December 31, 2000 have not been included in the computation of diluted income per share as such effect would be anti-dilutive. The following table sets forth the calculation of basic and diluted weighted average shares outstanding (in thousands).

	Years Ended
	December 31,

	2000	1999	1998

Basic weighted average shares outstanding	14,393	14,555	9,931

Effect of dilutive securities:

Treasury stock effect of outstanding stock options	—	—	59

Diluted weighted average shares outstanding	14,393	14,555	9,990

Segment Reporting

      The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. After evaluation, senior management concluded that operations occur primarily in one segment only.

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

Reclassifications

      Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

3. Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,

	2000	1999

Accounts payable	$9,844	$11,338

Accrued direct travel costs	32,272	34,618

Other accrued expenses	13,280	11,974

Bank overdraft	6,843	4,943

	$62,239	$62,873

4. Shareholders’ Equity

Recapitalization

      In March 1998, the Company was recapitalized pursuant to an agreement between the Company, its existing shareholders, Allied Tours Holding Corp. (“Allied Holding”), the shareholders of Allied Holding and a new investor (the “Investor”). Prior to the Recapitalization, the Company had 100 shares of issued and outstanding common stock, all of which were owned by Allied Holding. Pursuant to the Recapitalization, the Company redeemed shares of common stock for $12.9 million from Allied Holding and the Investor purchased shares of common stock from Allied Holding for $24.7 million. The redemption price was paid in cash of $10.7 million and $4.0 million in a 120-day promissory note bearing interest at 8 percent.

      Following the redemption, the Company amended and restated its certificate of incorporation to authorize two classes of capital stock: common stock with a par value of $.01 per share and preferred stock with a par value of $1,000 per share. At that time outstanding shares of common stock were converted into 3,492,237 shares of common stock and 25,762 shares of convertible preferred stock. The conversion into the convertible preferred stock was accounted for as a non-cash dividend and the conversion into common stock was accounted for as a stock split. All share and per share amounts have been restated to reflect this common stock split.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

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

Treasury Stock

      On June 23, 1999 the Company’s Board of Directors authorized an increase in the Company’s Stock Repurchase Plan from 250,000 shares to 500,000. As of December 31, 1999, the Company repurchased 270,800 shares of its common stock on the open market for an aggregate purchase price of $2.0 million. Terms in its amended credit agreement dated October 1999 prohibit the purchase of additional treasury shares.

5. Convertible Debt

      In June 2000, the Company raised $27.5 million from the issuance of a subordinated convertible note (the “Subordinated Note”). Under terms of the transaction, the Company issued a 9%; seven-year note, convertible into common stock at a price of $5.25 per share. The Subordinated Note may be converted, at any time, in total or partial into common stock. The Company has the right to prepay the Subordinated Note, or require conversion on or after the second anniversary of the Subordinated Note, or upon the achievement of certain financial targets.

      Interest is payable quarterly and may be paid in cash, additional notes with terms identical to the original Subordinated Note, or common stock based upon the quoted market price of the Company’s common stock at the time interest is payable. Additionally, through the quarter ending March 31, 2001 the Company has the option to elect to pay interest by issuing additional notes with terms similar to the Subordinated Note (the “Short-term Notes”), except that such notes mature July 1, 2001. The Short-term Notes are also convertible into common stock at a price of $5.25 per share, at any time. At maturity the principal of the Short-term Notes may be paid in either cash, notes identical to the Subordinated Note, or common stock. To date, the Company has elected to pay interest by issuing the Short-term Notes. The Company issued the investor a Short-term Note dated October 1, 2000 for $690,000 in lieu of cash payment of interest, and subsequent to year-end, on January 2, 2001 the Company issued an additional Short-term Note for $644,000 under similar circumstances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

      Under the terms of the Subordinated Note and the Short-term Notes, the Company is required to meet certain financial ratios and covenants including a debt-to-equity ratio and a fixed charge coverage ratio, among others. In connection with the issuance of the Subordinated Note, the Company incurred approximately $1.4 million in financing costs, which are being amortized over the term of the Subordinated Note.

6. Stock Option Plan

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

      The following table sets forth stock option activity for the three years ended December 31, 2000:

		Exercise Price	Weighted Average
	Options	Per Share	Exercise Price

Options outstanding at December 31, 1997	-	-	-

Granted	1,637,819	$0.82-14.00	$13.21

Canceled	(20,000)	$14.00	$14.00

Options outstanding at December 31, 1998	1,617,819	$0.82-14.00	$13.22

Granted	626,500	$2.94-14.00	$6.33

Exercised	(28,240)	$0.82-0.82	$0.82

Canceled	(843,893)	$0.82-14.00	$12.98

Options outstanding at December 31, 1999	1,372,186	$2.94-14.00	$10.40

Granted	645,420	$2.12-3.38	$2.31

Canceled	(803,879)	$2.94-14.00	$10.59

Options outstanding at December 31, 2000	1,213,727	$2.12-14.00	$5.96

      The following table summarizes information about stock options outstanding at December 31, 2000.

	Options Outstanding

		Weighted Average
Range of	Number	Remaining
Exercise	Outstanding at	Contractual Life
Price	December 31, 2000	(Years)

$2.12 - 2.12	490,000	9.82

$2.87 - 3.38	296,920	9.29

$6.00 - 8.00	67,500	8.29

$9.25 - 13.63	57,500	8.25

$14.00	301,807	7.59

	1,213,727	8.98

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Options Exercisable

	Weighted		Weighted
Range of	Average	Number	Average
Exercise	Exercise	Exercisable at	Exercise
Price	Price	December 31, 2000	Price

$2.12 - 2.12	$2.12	30,000	$2.12

$2.87 - 3.38	$2.91	35,375	$2.94

$6.00 - 8.00	$6.58	51,250	$6.37

$9.25 - 13.63	$11.44	19,375	$11.16

$14.00	$14.00	158,152	$14.00

	$5.96	294,152	$9.94

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

      In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 defines a “fair value based method” of accounting for stock-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Prior to the issuance of SFAS No. 123, stock-based compensation was accounted for under the “intrinsic value method” as defined by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation is the excess, if any, of the market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

      SFAS No. 123 allows an entity to continue to use the intrinsic value method for stock-based compensation to employees. However, entities electing the accounting in APB Opinion No. 25 must make pro forma disclosures as if the fair value based method of accounting had been applied. The Company applies APB Opinion No. 25 and the related interpretations in accounting for its stock-based compensation to employees. Under APB Opinion No. 25, no compensation expense has been recognized in the accompanying financial statements related to stock option grants to employees in 2000, 1999 or 1998 as the exercise price for such options was equal to the fair value of the Company’s common stock on the date of the grant. In 1998, the Company granted options to certain consultants of the Company. As a result, the Company recorded deferred compensation related to these non-employee options, pursuant to the fair-value based method. In 1999, certain of these consulting relationships ended and the unvested compensation was reversed. Additional compensation expense was recorded in 2000 related to fully vested option grants made to a consultant.

      Had compensation expense for stock-based compensation to employees been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been decreased to the pro forma amounts indicated below for the years ended December 31, 2000, 1999 and 1998 (in thousands, except per share amounts):

Net income (loss) available to common shareholders:

	2000	1999	1998

As reported	$(44,702)	$(3,482)	$2,204

Pro forma	$(45,604)	$(6,053)	$763

Basic and diluted net income (loss) per share:

As reported	$(3.11)	$(0.24)	$0.22

Pro forma	$(3.17)	$(0.42)	$0.08

      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the years ended December 31:

	2000	1999	1998

Dividend yield	0.0%	0.0%	0.0%

Expected volatility	88%	77%	80%

Risk-free interest rates	6.4%	4.7% - 5.1%	4.2% - 5.7%

Expected option lives	5 years	5 years	5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

7. Credit Agreement

Bank Credit Facility

      The Company maintains a revolving line of credit with a group of bank lenders with a total contracted borrowing capacity at December 31, 2000 of $17.5 million (the “Credit Facility”). The Credit Facility, as amended in November 2000, allows for cash borrowings for working capital purposes and is also used to secure standby letters of credit of up to $10 million. Cash borrowings for working capital purposes are limited to eligible receivables, which totaled $5.0 million at December 31, 2000. As there were no cash borrowings outstanding at December 31, 2000, the full $5.0 million was available. The Company had $6.4 million of standby letters of credit outstanding at December 31, 2000, leaving $3.6 million available for additional letters of credit. The Company is required to maintain cash collateral equal to 103% of the outstanding balance of letters of credit. The Company is required to meet certain financial ratios and covenants, including minimum net worth, leverage ratios, interest coverage ratios, and fixed charge coverage ratios among others. The facility places limitations on capital expenditures as well as certain other financing and investing activities. Interest is calculated on cash borrowings at ABR Advance rates plus an applicable margin ranging from 2.25% to 3.00%. The facility matures on January 31, 2002.

      The Company has amended the Credit Facility on various occasions since it was originally negotiated in February 1999 with a total capacity of $45.0 million. The Credit Facility replaced earlier term loans that were used solely to fund the Company’s 1998 acquisitions. The Credit Facility was used to fund the Company’s 1999 acquisitions and has been used to secure the Company’s routine standby letters of credit. The Company completed repayment of all outstanding cash borrowing under the facility in June 2000 with proceeds from the Note (See Note 5). Since June 2000 the Company has not used the facility for working capital borrowings.

      In November 2000, the Company most recently amended the Credit Facility. In exchange for relief on certain prescribed financial covenants and ratios for periods through March 31, 2001, the Company agreed to permanently reduce the total facility to $17.5 million. This amendment also resulted in the limit on cash borrowings to eligible receivables, and the requirement that the Company maintain 103% cash collateral specifically securing outstanding standby letters of credit.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

8. Income Taxes

      For the years ended December 31, 2000, 1999 and 1998, the components of the (provision for) benefit from income taxes consist of the following (in thousands):

	Years Ended December 31,

	2000	1999	1998

Current	$(7,442)	$3,788	$(3,970)

Deferred	(10,229)	(2,372)	62

Valuation allowance	17,611	—	—

	$(60)	$1,416	$(3,908)

A reconciliation of the tax benefit (provision) from the U.S. Federal statutory tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2000, 1999 and 1998:

	2000	1999	1998

Taxes at the statutory Federal rate	35.0%	35.0%	(35.0)%

Effect of graduated rates	(1.0)	(1.0)	1.0

S corporation loss attributable directly to shareholders	—	—	(3.4)

State and other income taxes, net of Federal tax benefit	5.4	5.0	(4.0)

Nondeductible expenses	(2.5)	(8.5)	(2.0)

Valuation allowance	(37.0)	—	—

Tax benefit (provision) at effective rates	(0.1%)	30.5%	(43.4)%

      The components of the Company’s net deferred tax asset (liability) are as follows (in thousands):

		December 31,

	2000	1999	1998

Allowance for doubtful accounts	$818	$523	$405

Accrued expenses and other	1,825	463	426

Depreciation and amortization	7,757	(3,097)	(571)

Net operating loss carry forwards	7,211	3,202	—

Valuation allowance	(17,611)	—	—

	$—	$1,091	$260

      SFAS No. 109 requires that a net deferred tax asset be reduced by a valuation allowance if, based on the weight of the evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Due to net losses incurred by the Company, the Company has provided for a valuation allowance to fully reserve its deferred tax assets.

      The Company has net operating loss carry forwards to offset future taxable income of approximately $32.5 million as of December 31, 2000. These net operating loss carry forwards expire through 2019. Only a portion of the net operating loss carry forwards are attributable to operating activities. The remainder of the net operating loss carry forwards are attributable to tax deductions related to the exercise of stock options. In computing its income tax expense, the Company recognizes the tax benefits of stock option deductions after the utilization of net operating losses from operations to reduce income tax expense. A portion of the net operating loss carry forwards, are attributed to tax deductions related to the exercise of stock options and other stock-based compensation. Upon realization of such operating loss carryforwards against taxable income in future periods, the related benefit will credited to stockholders equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

9. Commitments and Contingencies

Senior Management Agreements

      During 2000 the Company agreed to the resignation of certain executives. Under the terms of the resignation agreements, the Company agreed to provide severance payments in the form of salary continuation extending until November 2001. All severance obligations were expensed in 2000 as part of the restructuring charge, with the unpaid portion accrued at December 31, 2000.

Consulting and Employment Agreements

      The Company has entered into employment agreements with various individuals. The agreements prescribe salary and bonus compensation based upon the performance of the Company and, in certain circumstances, provide for severance payments. The agreements also contain various non-compete and non-solicitation provisions. As part of the Company’s restructuring, certain employees covered by employment agreements were terminated and certain individuals are being provided severance payments in the form of salary continuation that extends as far as March 2002. All severance obligations associated with the restructuring were expensed in 2000, and the unpaid portion is accrued as of December 31, 2000.

Leases

      The Company leases its facilities, automobiles and certain equipment under noncancellable operating leases. The following is a schedule by years of future minimum rental payments, required under these leases expiring through 2005, as of December 31, 2000 (in thousands):

2001	$3,035

2002	2,803

2003	1,459

2004	999

2005	187

Thereafter	140

Total	$8,623

      Total facilities rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $2.9 million, $3.0 million and $2.1 million, respectively.

Letters of Credit

      As of December 31, 2000 and 1999, the Company had issued letters of credit totaling $6.4 million and $5.7 million, respectively, in favor of certain vendors. Certain short-term investments have been pledged as collateral and are included in the accompanying consolidated balance sheets as cash and cash equivalents or short-term investments, depending on their maturity.

Litigation

      The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying consolidated financial statements.

10. Related Party Transactions

      Loans receivable from/loans payable to shareholders are related to borrowings from and advances to shareholders prior to the Recapitalization. In addition, as of December 31, 1999, the Company had a $1.3 million note receivable balance from a former principal shareholder of one of the acquired companies. The note, which was secured by certain investments and accrued interest at the rate of 9% per annum, was paid in full in 2000.

      During 1998, the Company had an agreement with an affiliate of the Investor to provide investment banking and support services. Total fees and expense reimbursements paid under this agreement in 1998 totaled $2.1 million. The agreement terminated at the completion of the Company’s Offering on August 5, 1998.

11. Acquisitions

      Between March 1998 and June 1999, the Company acquired Haddon, Classic, Globetrotters, Friendly Holidays, ITR, Island and substantially all of the assets of MTI and Trase Miller. The acquisitions were acquired principally with cash. The Company financed the Acquisitions with proceeds from the issuance of additional shares of Convertible Preferred and common stock and from borrowings under its Credit Facility. The acquisition of each of these businesses has been accounted for as a purchase for financial reporting purposes. The Company allocated the excess of the purchase price over the fair value of net assets acquired to goodwill.

1998 Acquisitions

      The Company’s 1998 acquisitions of Haddon, $7.7 million; Classic, $19.0 million; MTI, $27.3 million; and Globetrotters, $5.6 million; totaled $59.6 million including direct acquisition costs. The total purchase price of the acquisitions has been allocated to: cash and investments, $51.7 million; accounts receivable and prepaid assets, $15.9 million; equipment and other assets, $5.3 million; and goodwill, $65.9 million; net of liabilities assumed and direct acquisition costs, $79.2 million.

Friendly Holidays

      On March 17, 1999, the Company acquired all the outstanding stock of Friendly, a wholesale package tour operator that principally serves travelers to Mexico, Central America, and Caribbean destinations. Friendly was integrated into the Company’s Vacations by Globetrotters brand in 2000, which was subsequently consolidated with Classic. The terms of the purchase included

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

cash consideration of $10.6 million. The Company incurred direct acquisition costs of $331,000. The purchase price has been allocated as follows (in thousands):

Cash and investments	$8,105

A/R and prepaid assets	2,112

Fixed assets and other assets	1,794

Goodwill	11,040

Liabilities assumed and direct acquisition costs	(12,209)

Total	$10,842

ITR and Island

      On April 1, 1999, the Company acquired all the outstanding stock of ITR, a hotel representative company, and Island, a wholesale package tour operator that principally sells popular-priced vacation packages to Caribbean destinations. The terms of the purchase included cash consideration of $5.0 million and additional payments of up to $1.75 million contingent on future operating results. According to the terms of the contract the full contingent payment was earned and is payable April 2001. The Company incurred direct acquisition costs of $158,000. The purchase price has been allocated as follows (in thousands):

Cash and investments	$444

Accounts receivable	391

Fixed assets and other assets	135

Goodwill	7,123

Liabilities assumed and direct acquisition costs	(1,185)

Total	$6,908

Trase Miller

      On June 1, 1999, the Company acquired substantially all of the assets of Trase Miller, the designer and maintenance provider for certain of Global Vacation Group’s information systems including reservation systems for cash consideration of $29.9 million. The purchase price included $6.8 million previously paid to acquire an option to purchase Trase Miller, $2.3 million paid to extend the purchase option, and an additional $21.0 million. The Company was refunded $200,000 of the purchase price in 2000. The Company also incurred direct acquisition costs of $297,000. The purchase price has been allocated as follows (in thousands):

Accounts receivable	$172

Fixed and other assets	1,912

Covenant not-to-compete	100

Technology platform	12,380

Goodwill	17,500

Liabilities assumed and direct acquisition costs	(1,877)

Total	$30,187

As a result of the Company’s restructuring, management determined that substantially all of the long-lived assets acquired with Trase Miller were impaired and recorded a charge in the third quarter 2000 (see Note 12).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

      The unaudited pro forma information presented below (in thousands, except per share amounts) reflects the Acquisitions as if they had occurred on January 1, 1998. These results are not necessarily indicative of future operating results or what would have occurred had the Acquisitions been consummated at that date.

	Year Ended
	December 31,
	(unaudited)

	1999	1998

Net revenues	$125,203	$125,165

Net loss	(7,033)	1,923

Basic and diluted loss per share	$(0.48)	$0.13

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

      In connection with the 1999 acquisitions, the Company recognized approximately $3.3 million in liabilities related to the cost of the Company’s consolidation plans. The accrual included lease and facility costs of $1,414,000, severance and other employee termination costs of $978,000, and other contractual obligations of $943,000 associated with the Company’s consolidation plan. During 1999 and the first six months of 2000, the Company streamlined the operations of Friendly and Trase Miller. These activities resulted in a reduction of approximately 76 employees in connection with the elimination of duplicate positions and the restructuring of certain operations.

      For the years ended December 31, 2000, 1999 and 1998, the Company charged $1.5 million, $1.1 million and $859,000, respectively, against the accruals for amounts paid during these periods. Additionally, during 2000 the Company reduced the accrual and related goodwill by $1.9 million due to lower than estimated costs associated with exiting certain contractual obligations, fewer than planned terminations and higher than planned attrition. $81,000 remain accrued at December 31, 2000 related to continuing lease obligations payable in 2001.

12. Restructuring and Impairment

      On July 31, 2000 the Company announced a planned restructuring and consolidation of its Vacations by Globetrotters branded operations into its Classic Custom Vacations brand. As part of this consolidation, the Company migrated its Globetrotters domestic products to the Classic technology platform. Additionally the Company closed its Washington, DC headquarters office changing its principal executive office to Classic’s office in San Jose, CA. As part of the restructuring, the Company terminated 116 employees. The Company also expects to reduce its office facility requirements in its Chicago operations. The restructuring and impairment charge of $38.6 million recorded during the year ended December 31, 2000 includes $18.5 million related to the impairment of intangible assets, $16.5 million related to the impairment of systems and related property, $2.5 million related to employee severance costs including benefits, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

$1.1 million related to continuing lease obligations and other restructuring costs. Of the total $3.6 million of cash payments expected to be made as part of the restructuring, approximately $1.3 million was paid during 2000, including $952,000 for employee severence, and $346,000 for lease obligations and other restructuring costs. As of December 31, 2000, approximately $2.3 million of the accrual remains unpaid, substantially all of which is expected to be paid over the next twelve months.

      As part of the restructuring, the Company reviewed the carrying values of its long-lived assets, including systems, property and equipment, identifiable intangibles, and goodwill related to its Downers Grove operations. As the technology platform and operating systems at Downers Grove are now used only to support the private label operations, the undiscounted cash flows of those operations are substantially less than the carrying values of the related long-lived assets including goodwill. The fair value of the related long-lived assets including goodwill was determined based upon the estimated discounted cash flows to be derived from the private label operations. Accordingly, the Company recorded an impairment charge of $35.0 million, including $18.5 million of goodwill and $16.5 million representing substantially all of the related technology platform and other property.

13. Quarterly Financial Data (Unaudited)

      The following presents certain unaudited quarterly financial data for the years ended December 31, 2000 and 1999 (in thousands, except per share amounts):

		Year ended December 31, 2000

	First	Second	Third	Fourth	Total

Net revenues	$27,352	$36,394	$40,620	$28,501	$132,867

Gross profit	(15)	4,486	4,956	2,792	12,219

Loss before extraordinary item	(2,897)	(2,163)	(38,053)	(1,589)	(44,702)

Net loss	(2,897)	(2,163)	(38,053)	(1,589)	(44,702)

Basic and diluted per share amounts:

Loss before extraordinary item	$(0.20)	$(0.15)	$(2.64)	$(0.11)	$(3.11)

Net loss	$(0.20)	$(0.15)	$(2.64)	$(0.11)	$(3.11)

		Year ended December 31, 1999

	First	Second	Third	Fourth	Total

Net revenues	$22,759	$34,411	$41,557	$27,273	$126,000

Gross profit	1,338	5,082	6,182	1,710	14,312

Income (loss) before extraordinary item	(1,538)	269	370	(2,326)	(3,225)

Net income (loss)	(1,795)	269	370	(2,326)	(3,482)

Basic and diluted per share amounts:

Income (loss) before extraordinary item	$(0.10)	$0.02	$0.03	$(0.16)	$(0.22)

Net income (loss)	$(0.12)	$0.02	$0.03	$(0.16)	$(0.24)

      The net loss in the third and fourth quarters of the year ended December 31, 2000 reflect restructuring and impairment charges of $38.4 million and $204,000, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement with the Securities and Exchange Commission (the “Commission”) within 120 days after the end of its fiscal year pursuant to Regulation 14A, as promulgated by the Commission, for its Annual Meeting of Stockholders to be held May 17, 2001 (the “Proxy Statement”), and certain information included therein is incorporated herein by reference. (The Audit Committee Report, the Compensation Committee Report and the stock performance graph of the Registrant’s Proxy Statement are expressly not incorporated by reference herein.)

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Election of Directors,” which information is incorporated herein by this reference.

Executive Officers

      Set forth below is certain information concerning the executive officers of the Company.

      Ronald M. Letterman, 58, has served as Vice Chairman of the Company since July 2000, and its President and Chief Executive Officer since October 2000. He has also held the post of CEO of Classic Custom Vacations, the Company’s flagship brand for over nine years. Mr. Letterman is a 30 plus year veteran of the travel industry and is a nationally recognized industry expert. Prior to Joining Classic he was President of Carlson Travel Network where he was responsible for more than 1,000 travel agency locations and Carlson’s wholesale tour operation. Earlier in his career, Mr. Letterman served as vice president and general manager of Destination Services USA for American Express Travel Related Services Company, Inc.

      Debbie A. Lundquist, 45, has served as Executive Vice President and Chief Financial Officer of the Company since October 2000. From April 1998 until her recent promotion, she served as Vice President and Controller of the Company. Ms. Lundquist also serves as CFO of Classic Custom Vacations. She has been employed by Classic since 1996. Previously she served as Vice President and Assistant Controller for The GAP, the clothing retailer, where she was responsible for a staff of over 250. A Certified Public Accountant, Ms. Lundquist started her career with Arthur Young & Co.

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

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	INDEX TO FINANCIAL STATEMENTS

Reference is made to the index set forth on page 25 of this Report

2.	FINANCIAL STATEMENT SCHEDULES:

Page No.

Schedule II Valuation and Qualifying Accounts	53

3.	EXHIBITS

a)	Exhibit Index	54

b)	Reports on Form 8-K (none)	55

c)	Amendment No. 4 and Waiver No. 1 to the Second Amended and Restated Credit Facility	56

d)	Exhibit 21.1 Subsidiaries of Global Vacation Group, Inc.	72

e)	Exhibit 23.1 Consent of Arthur Andersen LLP	73

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL VACATION GROUP, INC.

Date: March 26, 2001

By: /s/ RONALD M. LETTERMAN

Ronald M. Letterman

Vice-Chairman, President and

Chief Executive Officer

(Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RONALD M. LETTERMAN Ronald M. Letterman	Chief Executive Officer and Vice Chairman (Principal Executive Officer)	March 26, 2001

/s/ DEBBIE A. LUNDQUIST Debbie A. Lundquist	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2001

/s/ FREDERIC V. MALEK	Chairman	March 26, 2001

Frederic V. Malek

/s/ MICHAEL H. BULKIN	Director	March 26, 2001

Michael H. Bulkin

/s/ WILLEM F.P. DE VOGEL	Director	March 26, 2001

Willem F. P. de Vogel

/s/ KENNETH M. DUBERSTEIN	Director	March 26, 2001

Kenneth M. Duberstein

/s/ DANIEL A. RASKAS	Director	March 26, 2001

Daniel A. Raskas

/s/ JAMES M. SULLIVAN	Director	March 26, 2001

James M. Sullivan

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Global Vacation Group, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States the financial statements of Global Vacation Group, Inc., (a New York corporation) and subsidiaries and have issued our report thereon dated February 9, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14, Valuation and Qualifying Accounts, is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Vienna, Virginia
February 9, 2001

Schedule II
Valuation and Qualifying Accounts
Years Ended December 31, 2000, 1999 and 1998
(in thousands)

				Deductions from
				Reserve for
		Balance at	Additions Charged	Purposes for Which	Balance at End of
	Description	Beginning of Year	to Cost or Expenses	Reserve was Created	Year
2000	Allowance for doubtful accounts	$1,222	$2,629	$1,755	$2,096

	Restructuring reserve	3,155	3,579	4,373	$2,361

1999	Allowance for doubtful accounts	982	1,106	866	1,222

	Restructuring reserve	1,143	3,335	1,323	3,155

1998	Allowance for doubtful accounts	861	121	—	982

	Restructuring reserve	—	2,002	859	1,143

a)	EXHIBIT INDEX
3.1‡	Restated Certificate of Incorporation of the Registrant

3.2†	Amended and Restated By-laws of the Registrant

4.1†	Form of Specimen Stock Certificate

10.1†	Recapitalization Agreement dated as of March 18, 1998 among the Registrant, Thayer, Allied Holding and the shareholders of Allied Holding

10.2†	Equity Purchase Agreement dated as of March 30, 1998 between the Registrant and Thayer and certain other purchasers.

10.3†	Equity Subscription Agreement dated as of March 30, 1998 by and among the Registrant, Ralph M. Caliri and William W. Webber.

10.4†	Equity Subscription Agreement dated as of April 30, 1998 between the Registrant and James F. Miller.

10.5†	Registration Rights Agreement dated as of June 12, 1998 by and among the Registrant, Thayer and certain shareholders of the Registrant

10.6†	Stock Purchase Agreement dated as of March 30, 1998 by and among the Registrant, Haddon and the shareholders of Haddon.

10.7†¥	Stock Purchase Agreement dated as of April 20, 1998 by and among the Registrant, Classic Custom Vacations, Inc. (“Classic”) and the shareholders of Classic.

10.8†	Asset Purchase Agreement dated as of April 30, 1998 by and among the Registrant, MTI and James F. Miller.

10.9†	Stock Purchase Agreement dated as of May 4, 1998 by and among the Registrant, Globetrotters, Inc. and Robert A. Grinberg.

10.10†¥	Professional Services Agreement dated as of March 30, 1998 between the Registrant and TC Management Partners, LLC.

10.11†¥	Credit Agreement dated as of March 27, 1998 by and among the Registrant, the lenders party thereto and The Bank of New York, as administrative agent

10.12†¥	Amendment No. 1 and Consent dated as of April 8, 1998 to Credit Agreement dated as of March 27, 1998 by and among the Registrant, the lenders party thereto and The Bank of New York as administrative agent

10.13†¥	Amendment No. 2 dated as of May 5, 1998 to Credit Agreement dated as of March 27, 1998 by and among the Registrant, the lenders party thereto and The Bank of New York as administrative agent

10.14†¥	Registrant’s 1998 Stock Option Plan

10.15†¥	Senior Management Agreement dated as of March 30, 1998 between the Registrant and Roger H. Ballou.

10.16†¥	Senior Management Agreement dated as of March 30, 1998 between the Registrant and J. Raymond Lewis, Jr.

10.17†¥	Senior Management Agreement dated as of March 30, 1998 between the Registrant and Walter S. Berman.

10.18†¥	Consulting Agreement dated as of March 27, 1998 by and between the Registrant and Stanley Fisher.

10.19†¥	Employment Agreement dated as of March 18, 1998 by and between the Registrant and Michael Fisher.

10.20†¥	Employment Agreement dated as of March 18, 1998 by and between the Registrant and Gregory Fisher.

10.21†¥	Amendment No. 1 dated as of June 24, 1998 to Senior Management Agreement dated as of March 30, 1998 between the Registrant and Mr. Ballou.

10.22†¥	Amendment No. 1 dated as of June 24, 1998 to Senior Management Agreement dated as of March 30, 1998 between the Registrant and Mr. Lewis.

10.23†¥	Amendment No. 1 dated as of June 24, 1998 to Senior Management Agreement dated as of March 30, 1998 between the Registrant and Mr. Berman.

10.24*	Agreement dated as of August 14, 1998 between the Company and Trase Miller Solutions

10.25	Restated and Amended Credit Agreement dated as of February 19, 1999 by and among the Registrant, the lenders party thereto and The Bank of New York, as administrative agent.

10.26	Amendment No. 1 to the Amended and Restated Credit Agreement

10.27	Amendment No. 2 to the Amended and Restated Credit Agreement

10.28	Amendment No. 2 dated as of March 16, 1999 to Senior Management Agreement dated as of March 30, 1998 between the Registrant and Mr. Ballou

10.29	Amendment No. 2 dated as of March 16, 1999 to Senior Management Agreement dated as of March 30, 1998 between the Registrant and Mr. Lewis

10.30	Amendment No. 2 dated as of March 16, 1999 to Senior Management Agreement dated as of March 30, 1998 between the Registrant and Mr. Berman

10.31	Resignation Agreement between the Registrant and Mr. Walter S. Berman

10.32**	Amendment No. 3 to the Amended and Restated Credit Agreement

10.33**	Amendment No. 4 to the Amended and Restated Credit Agreement

10.34**¥	Employment Agreement between the Registrant and Jay G. Stuart

10.35¥¥	Resignation Agreement between the Registrant and Mr. Raymond Lewis, Jr.

10.36¥¥	Second Restated and Amended Credit Agreement dated as of October 28, 1999 by and among the Registrant, the lenders party thereto and The Bank of New York, as administrative agent.

10.37¥¥	Amendment No. 1 to the Second Restated and Amended Credit Agreement

10.38ß	Stock Purchase Agreement detail as of March 17, 1999 between the Registrant, Friendly Holidays, Inc. and the Shareholders of Friendly Holidays, Inc.

10.39ß	Stock Purchase Agreement detail as of April 1, 1999 between the Registrant, Island Resort Tours, Inc., International Travel and Resorts, Stephen A. Hicks, Robert A. Barrett and Fairweather Holding Company

10.40ß	Asset Purchase Agreement detail as of June 1, 1999 between the Registrant and Trase Miller Solutions, Inc.

10.41ß	Amendment No. 3 to the Second Amended and Restated Credit Agreement

10.42ß	Note Purchase detail as of June 20, 2000 Agreement between the Registrant and GV Investment LLC.

10.43††	Resignation Agreement between the Registrant and Roger H. Ballou

10.44††	Resignation Agreement between the Registrant and Jay G. Stuart

10.45	Amendment No. 4 and Waiver No. 1 to the Second Amended and Restated Credit Facility

21.1	Subsidiaries of the Registrant

23.1	Consent of Arthur Andersen LLP

Incorporated herein by reference:

†	Previously filed as the same exhibit number under a Registration Statement on Form S-1 (file no 333-52673)

‡	Previously filed as the same exhibit number on September 14, 1998 under a Form 10-Q (file no 001-14353)

*	Previously filed as the exhibit number 10.1 on September 14, 1998 under a Form 10-Q (file no 001-14353)

¥	Management Compensation related agreements.

Previously filed as the same exhibit number on May 14, 1999 under a Form 10-Q (file no 001-14353)

**	Previously filed as the same exhibit number on November 14, 1999 under a Form 10-Q (file no 001-14353)

¥¥	Previously filed as the same exhibit number on March 15, 2000 under a Form 10-K (file no 001-14353)

ß	Previously filed as the same exhibit number on August 14, 2000 under a Form 10-Q (file no 001-14353)

††	Previously filed as the same exhibit number on November 14, 2000 under a Form 10-Q (file no 001-14353)

b)	Reports on Form 8-K

None.