Form 10-Q
period 2001-03-31
GLOBAL VACATION GROUP INC
filed 2001-04-27
CIK 1061202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

Commission File No. 001-14353

GLOBAL VACATION GROUP, INC.
(Exact name of Registrant as specified in its charter)

New York	13-1894567

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One North First Street, Suite 300, San Jose, CA	95113

(Address of principal executive offices)	(Zip Code)

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

YES X                    NO _

As of April 25, 2001 there were 14,392,825 shares of Registrant’s Common Stock outstanding.

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
ASSETS	2001	2000

	(unaudited)
Current assets:

Cash and cash equivalents (includes $13,915 and $11,633 of restricted cash, respectively)	$30,360	$24,432

Short-term investments	5,150	—

Accounts receivable, net of allowance of $2,534 and $2,096, respectively	15,549	21,224

Other current assets	4,727	4,303

Total current assets	55,786	49,959

Property and equipment, net	4,081	4,588

Intangible assets, net	77,674	78,476

Other assets	122	124

Total assets	$137,663	$133,147

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$55,365	$62,239

Customer deposits	50,517	37,919

Short-term convertible notes payable	1,334	690

Total current liabilities	107,216	100,848

Other long-term liabilities	710	480

Convertible note	27,500	27,500

Total liabilities	135,426	128,828

Commitments and Contingencies Shareholders’ equity:

Preferred Stock, $.01 par value, 6,000,000 shares authorized, no shares issued and outstanding	—	—

Common Stock, $.01 par value, 60,000,000 shares authorized, 14,775,816 shares issued and 14,392,825 shares outstanding	148	148

Additional paid-in capital	95,817	95,817

Deferred compensation	—	(17)

Retained deficit	(91,412)	(89,313)

Treasury stock, 382,991 shares at cost	(2,316)	(2,316)

Total shareholders’ equity	2,237	4,319

Total liabilities and shareholders’ equity	$137,663	$133,147

The accompanying notes are an integral part of these condensed consolidated balance sheets.

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended

	March 31,

	2001	2000

Net revenues	$24,467	$27,352

Operating expenses	22,833	27,367

Gross profit	1,634	(15)

General and administrative expenses	2,025	2,418

Depreciation and amortization	1,211	1,851

Loss from operations	(1,602)	(4,284)

Other income (expense):

Interest income	427	529

Interest expense	(943)	(1,148)

Other, net	19	(12)

Total	(497)	(631)

Loss before income taxes	(2,099)	(4,915)

Income tax benefit	—	2,018

Net loss	$(2,099)	$(2,897)

Basic and diluted net loss per share	$(0.15)	$(0.20)

Basic and diluted weighted average shares outstanding	14,393	14,393

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended

	March 31, 2001	March 31, 2000

Cash flows from operating activities:

Net loss	$(2,099)	$(2,897)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	1,211	1,851

Non-cash interest	644	—

Write-off of deferred financing costs	105	—

Amortization of deferred financing costs	106	248

Changes in assets and liabilities:

Accounts receivable	5,675	1,319

Other assets	(429)	2,139

Accounts payable and accrued expenses	(6,797)	(1,253)

Customer deposits	12,598	20,628

Other liabilities	230	398

Net cash provided by operating activities	11,244	22,433

Cash flows from investing activities:

Purchases of property and equipment	(106)	(909)

Net (purchases) sales of investments	(5,150)	78

Net cash used in investing activities	(5,256)	(831)

Cash flows from financing activities:

Payments on capital lease obligations	(60)	(82)

Net cash used in financing activities	(60)	(82)

Net increase in cash and cash equivalents	5,928	21,520

Cash and cash equivalents beginning of period	24,432	24,152

Cash and cash equivalents end of period	$30,360	$45,672

Supplemental disclosures of cash flow information:

Income taxes refunded, net	$(75)	$(673)

Interest paid	82	638

Supplemental disclosures of non cash investing and financing activities:

Issuance of convertible short-term note as payment of interest expense	$644	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL VACATION GROUP, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(Unaudited)

1. Business Description and Organization

      Global Vacation Group, Inc., and subsidiaries (“GVG” or the “Company”) is one of the largest U.S. providers of customized vacation products. The Company assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers primarily through other resellers of travel including retail travel agents and international tour wholesalers. The Company primarily provides flexible independent travel programs for individuals, as well as escorted tours and group packages. The Company’s operations are primarily concentrated in one market segment, leisure travel. Until January 8, 2001 Global Vacation Group, Inc.’s common stock was traded on the New York Stock Exchange. On January 9, 2001 the Company transferred the listing of its common stock to the American Stock Exchange. Trading continues under the symbol “GVG”.

      Headquartered in San Jose, California, the Company markets its major products under the brand names Classic Custom Vacations and Allied Tours. Classic Custom Vacations creates customized vacation packages for U.S. travelers seeking an individualized vacation. The Allied Tours brand creates packages for international travelers visiting North America. The Company also operates Island Resort Tours, a smaller domestic vacation provider; International Travel & Resorts, a hotel representation company; and the private label vacation fulfillment operations for Amtrak Vacations and Hyatt Vacations.

Risks and Other Important Factors

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

      The Company receives advance payments and deposits prior to commencement of travel. Accordingly, the Company’s current liabilities exceed its current assets. As of March 31, 2001, current liabilities exceed current assets by approximately $51.4 million. If the float generated by these advance payments were to shrink, and the Company was required to find an alternative source of capital, one may not be available at terms acceptable to the Company. Such event could have a material adverse effect on the business, financial condition and results of operations of the Company.

      If the Company is not profitable for the full year ending December 31, 2001, the Company may be required to obtain additional equity or financing to meet its obligations, or sell certain of its operations. Although the Company believes it would have the ability to generate additional financing that might be necessary, such actions may be dilutive and there can be no assurances that adequate funds would be available, or available on terms that would be reasonable or acceptable to the Company. Although there can be no assurance that the Company will meet its financial objectives, management believes that the Company will be able to fund its operations with operating cash flow through at least January 2002.

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

      The quarterly condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of the Company, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in the Company’s 2000 Form 10-K. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

      There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 to the Consolidated Financial Statements and related Notes thereto included in the Company’s 2000 Form 10-K.

Net Revenues

      Net revenues include commissions and markups on travel products and services, volume bonuses received from travel suppliers, cancellation fees and other ancillary fees such as travel waiver and insurance products. Net revenues are generally recognized upon the commencement of travel. For the three months ended March 31, 2001 and 2000, the Company had net revenues of $24.5 million and $27.4 million, respectively, derived from total dollar value of travel products and services of $106.7 million and $120.4 million, respectively.

Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that a net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Due to losses incurred by the Company, the Company has provided for a valuation allowance to fully reserve its deferred tax assets.

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

Net Income (Loss) per Share

      Basic income (loss) per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

      The treasury stock effect of options to purchase 1,327,121 and 1,363,561 shares of common stock outstanding at March 31, 2001 and 2000, respectively, has not been included in the computations of diluted loss per share for the three months ended March 31, 2001 and 2000, as such effect would be anti-dilutive. The effect of the convertible notes has not been included in the computation of diluted loss per share for the three months ended March 31, 2001, as such effect would also be anti-dilutive.

New Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 for the fiscal year beginning January 1, 2001 and noted no material impact on the Company’s financial position, or the results of operations.

Reclassifications

      Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

3. Commitments and Contingencies

      The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made on the accompanying financial statements.

4. Convertible Debt

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

      Interest is payable quarterly and may be paid in cash, additional convertible notes with terms identical to the original Note, or common stock. Additionally through the quarter ending March 31, 2001 the Company had the option to pay interest by issuing additional short-term convertible notes maturing July 1, 2001. At maturity the Company may elect to pay the principal and interest on these short-term notes in either cash, additional notes with terms identical to the original Note, or common stock. As of March 31, 2001 the Company has elected to pay all interest related to the Note with convertible short-term notes for a total of $1.3 million. Subsequent to the end of the quarter, on April 2, 2001 the Company issued an additional convertible short-term note for $640,000 representing interest accrued through April 1, 2001.

5. Bank Credit Facilities

      The Company maintains a revolving line of credit with a group of lenders with a total borrowing capacity at March 31, 2001 of $8.0 million. The facility matures on January 31, 2002. The line allows for cash borrowings for working capital purposes and is also used to secure stand-by letters of credit. At March 31, 2001 there were no cash borrowings outstanding and $4.7 million of stand-by letters of credit issued and secured by the facility, leaving up to $3.3 million available. Borrowings under facility may also be limited to certain eligible receivables. The Company is required to maintain cash collateral equal to 103% of the outstanding balance of letters of credit. In March 2001, the Company voluntarily permanently reduced the capacity of the line to $8.0 million from $17.5 million previously available. In connection with the reduction, the Company accelerated the amortization of deferred financing costs by $105,000. The Company continues to be required to meet certain financial ratios and covenants including a leverage ratio, interest coverage ratio, and minimum net worth, among others.

      In March 2001 the Company entered into a new credit facility (the “New Credit Facility”) to secure stand-by letters of credit with a total capacity of $5.0 million. The New Credit Facility does not allow for cash borrowings. The New Credit Facility, which expires on May 1, 2004 is secured by a certificate of deposit in the amount of $5.2 million. No stand-by letters of credit were issued under the facility at March 31, 2001 with the entire $5.0 million available.

6. Restructuring Initiated in 2000

      In July 2000 the Company initiated a restructuring and consolidation of its Vacations by Globetrotters (“Globetrotters”) branded operations into its Classic Custom Vacations (“Classic”) brand. As part of this consolidation, the Company migrated its Globetrotters branded products to the Classic technology platform. Additionally, the Company closed its Washington, D.C. headquarters office. As part of the restructuring, the Company terminated 116 employees. The consolidation of the brands and the termination of employees were substantially complete at December 31, 2000. The Company continues to review for opportunities to further reduce costs and create additional efficiencies. As a result, the Company may incur additional restructuring charges in future periods. To date there have been no material changes to the Company’s restructuring plans since December 31, 2000.

      As part of the restructuring the Company is required to make additional severance payments to certain terminated employees as well as fund certain continuing lease obligations for office space no longer in use. The following summarizes accrued restructuring costs and cash payments for the three months ended March 31, 2001 (in thousands):

		Lease obligations and
	Employee	other restructuring
	termination costs	costs	Totals

Accrued restructuring costs, December 31, 2001	$1,502	$778	$2,280

Cash payments, three months ended March 31, 2001	660	40	700

Accrued restructuring costs, March 31, 2001	$842	$738	$1,580

ITEM 2.

      Management’s Discussion and Analysis of Financial Condition and Results of Operations

      FORWARD-LOOKING INFORMATION

      The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances, over many of which the Company has little or no control. A number of important factors, including those identified under the caption “Risk Factors” in the Company’s 2000 Form 10-K, as well as factors discussed elsewhere in this Form 10-Q, could cause the Company’s actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) changes in general economic conditions and other factors that affect demand for travel products or services; (ii) changes in the vacation travel industry; (iii) changes in the Company’s relationships with travel suppliers; (iv) competitive factors (including changes in travel distribution methods); and (v) the success of the Company’s operating, integration and growth strategies. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

      The Company markets its products and services under multiple brands including Classic Custom Vacations (“Classic”), which markets customized vacation packages having preferred agreements with the largest leisure travel agency groups in the U.S and Allied Tours “Allied”, which creates and coordinates packages and tours for international travel wholesalers selling vacations to North America. Additionally, the Company’s private label brands provide outsourced vacation packaging for both Amtrak Vacations and Hyatt Vacations. The Company’s Island Resort Tours brand markets vacation packages principally to the Caribbean and is operated together with International Travel & Resorts, a hotel representation company for properties also primarily located in the Caribbean (collectively “Island”). The Company also provides affinity group marketing and awards program fulfillment services.

Sources of Revenue

      Net revenues include commissions and markups on travel products and services, volume bonuses received from travel suppliers, cancellation fees and other ancillary fees such as travel waiver and insurance products and are generally recognized upon the commencement of travel. For the three months ended March 31, 2001 and 2000, the Company had net revenues of $24.5 million and $27.4 million, respectively, derived from total dollar values of travel products and services of $106.7 million and $120.4 million, respectively.

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

Interest Income

      The Company derives a significant portion of its pre-tax results from interest earned on funds related to customer deposits and prepayments for vacation products. Generally, the Company requires a deposit within one week of making a travel reservation. Reservations are typically made two to four months prior to departure. Additionally, for packaged tours, the Company generally requires that the entire cost of the vacation be paid in full 45 to 60 days before departure, unless reservations are made closer to departure. While terms vary, the Company generally pays for the vacation components after the customer’s departure. In the period between receipt of a deposit or prepayment and the payment of related expenses, these funds are invested in cash and investment-grade securities. This cycle is typical in the packaged tour industry and earnings generated on deposits and prepayments are integral to the Company’s operating model and pricing strategies. The Company’s investment policy is to only invest funds in cash equivalents and investment grade securities (short term securities rated at least A1/P1 or A2/P2 by Standard & Poors or Moody’s, or long term securities rated at least BBB- or Baa3 by Standard & Poors or Moody’s). For the three months ended March 31, 2001 and 2000, the Company had interest income of $427,000 (1.7% of net revenues) and $529,000 (1.9% of net revenues), respectively.

Restructuring and Consolidation

      The Company’s restructuring, announced in July 2000, is substantially complete. A total of 116 employees were terminated as part of the restructuring. The Company continues to make severance payments to certain terminated employees. Additionally, the Company is required to fund certain continuing lease obligations for office space no longer in use. The Company continues to review for opportunities to further reduce costs and create additional efficiencies. As a result, the Company may incur additional restructuring charges in future periods. To date there have been no material changes in the restructuring plans since December 31, 2000.

Results of Operations (unaudited)

      The following table summarizes the Company’s historical results of operations as a percentage of net revenues for the three months ended March 31, 2001 and 2000.

	Three Months Ended March 31,
	2001		2000

	Amount	%	Amount	%

Net revenues	$24,467	100.0	$27,352	100.0

Operating expenses	22,833	93.3	27,367	100.1

Gross profit (loss)	1,634	6.7	(15)	(0.1)

General and administrative expenses	2,025	8.3	2,418	8.8

Depreciation and amortization	1,211	4.9	1,851	6.8

Loss from operations	(1,602)	(6.5)	(4,284)	(15.7)

Interest income	427	1.7	529	1.9

Interest expense	(943)	(3.9)	(1,148)	(4.2)

Other, net	19	0.1	(12)	—

Loss before income taxes	(2,099)	(8.6)	(4,915)	(18.0)

Income tax benefit	—	—	2,018	7.4

Net loss	$(2,099)	(8.6)	$(2,897)	(10.6)

      Net revenues for the three months ended March 31, 2001 and 2000, were $24.5 million and $27.4 million, respectively. The decrease in net revenues of 10.5% for the three months ended March 31, 2001 was due to restructuring of the Company’s Vacations by Globetrotters brand in which certain unprofitable products were discontinued. Revenue growth in certain emerging products (principally the Company’s Classic Caribbean and Classic Mexico products) offset the effect of lower revenues in other more mature products (principally the Company’s Classic Hawaii and Allied’s inbound U.S. products) believed to be attributable to the slowing economy.

      The Company’s net revenues generally are highest in the second and third quarters of the year, while its expenses, as a percentage of net revenues, generally are highest in the first and fourth quarters.

      Operating expenses for the three months ended March 31, 2001 and 2000, were $22.8 million and $27.4 million, respectively, or 93.3% and 100.1%, respectively, of net revenues. The decrease in operating expenses as a percentage of net revenues is primarily attributable to cost reductions and the elimination of certain unprofitable products resulting from the Company’s restructuring. The overall reduction in operating expenses is also attributable to reductions in certain variable operating expenses as a result of lower net revenues.

      General and administrative expenses for the three months ended March 31, 2001 and 2000 were $2.0 million and $2.4 million, respectively, or 8.3% and 8.8%, respectively, of net revenues. The decrease in general and administrative expenses of 16.3% is primarily due to decreases in headcount and outside services related to the Company’s restructuring of its Globetrotters brand and closing of its Washington, D.C. headquarters office.

      Depreciation and amortization for the three months ended March 31, 2001 and 2000 was $1.2 million and $1.9 million, or 4.9% and 6.8%, respectively, of net revenues. The decrease is principally due to the effects of the impairment charge recorded as part of the Company’s restructuring announced in July 2000.

      Interest income for the three months ended March 31, 2001 and 2000 was $427,000 and $529,000, respectively, or 1.7% and 1.9%, respectively, of net revenues. The lower amount of interest income earned was due to lower levels of investable funds as a result of the reduction in customer deposits related to its discontinued products. Reductions in interest rates during the three months ended March 31, 2001 are expected to have a negative effect on interest income generated in future periods.

      Interest expense for the three months ended March 31, 2001 and 2000 was $943,000 and $1.1 million, respectively. The decrease in interest expense for the three months ended March 31, 2001 is principally due to reduced fees and expenses recorded for the period compared to the prior year, together with lower levels of borrowings for the comparable periods.

      The benefit for income taxes for the three months ended March 31, 2000 was $2.0 million. Due to the extent of continuing operating losses, the benefit for income taxes for the three months ended March 31, 2001 was offset by a valuation allowance provided against the related deferred tax assets.

      Net loss for the three months ended March 31, 2001 was $2.1 million and $2.9 million, respectively, or 8.6% and 10.6%, respectively, of net revenues. The improvement is principally related to reductions in operating expenses as a result of the Company’s restructuring and consolidation.

Liquidity and Capital Resources

      The Company receives advance payments and deposits prior to commencement of travel. The Company’s pricing of its products and services is determined, in part, based upon the amount and timing of advance payments received. A number of states have regulations with respect to the financial security and handling of customer deposits made in advance of travel. The Company believes it is in compliance with all applicable regulations relating to customer deposits. The Company’s investment policy and one of its credit facilities restricts investments to investment-grade securities.

      At March 31, 2001, the Company had cash and cash equivalents of $16.4 million, excluding $13.9 million of cash restricted pursuant to contracts with private label partners, and pursuant to the terms of one of the Company’s credit facilities. Contracts with certain of the Company’s private label partners require that certain funds including customer deposits be segregated from general cash reserves and restrict the disbursement of these funds prior to the commencement of travel. Additionally, one of the Company’s credit facilities requires that the Company maintain cash collateral to the extent of 103% of the balance of stand-by letters of credit outstanding under the facility. At March 31, 2001 the Company also had $5.2 million of short-term investments made up of a certificate of deposit used to secure stand-by letters of credit to be issued under the Company’s new credit facility. At March 31, 2001 the Company had no cash borrowings outstanding under either of its credit facilities.

      In March 2001 the Company entered into a new credit facility with a bank to secure stand-by letters of credit with a capacity of $5.0 million. The new facility does not provide for cash borrowings for working capital purposes and is collateralized with a certificate of deposit of $5.2 million. At March 31, 2001 there were no stand-by letters of credit outstanding under this new facility. The Company is in the process of transferring its current outstanding stand-by letters of credit from its other credit facility that expires on January 31, 2002 to the new credit facility, which is available until May 1, 2004. The new facility provides stand-by letters of credit at terms more favorable to the Company and is less restrictive. The Company had a total of $4.7 million of stand-by letters of credit outstanding at March 31, 2001.

      At March 31, 2001 the Company had $27.5 million outstanding under its convertible subordinated note raised in June 2000 (the “Note”). The Note matures on July 1, 2007. To date the Company has elected to make interest payments required under the Note in the form of additional convertible notes maturing on July 1, 2001. When these short-term notes mature, the Company may elect to pay the principal and interest owed in either cash, an additional note with terms identical to the Note, or in common stock using the quoted market price at that time. At March 31, 2001 the total short-term convertible notes outstanding were $1.3 million. The Company issued an additional short-term convertible note on April 2, 2001 as payment for interest accrued for the first quarter 2001.

      According to the terms of the purchase of Island in 1999, the Company committed to pay additional acquisition consideration of up to $1.75 million provided certain financial targets were achieved. The full amount was earned by the sellers and accrued during the year ended December 31, 2000. Payment is due April 30, 2001. The Company expects to pay this amount using available cash on hand.

      During the three months ended March 31, 2001, net cash provided by operations was $11.2 million. Net cash used in investing activities was $5.3 million including $106,000 for additions to property and equipment and $5.2 million for the purchase of a certificate of deposit used to collateralize the Company’s new credit facility. Net cash used in financing activities was $60,000.

      During the three months ended March 31, 2000 net cash provided by operations was $22.4 million. Net cash used in investing activities was $831,000 principally related to additions to property and equipment. Net cash used in financing activities was $82,000.

      The decrease in cash provided by operations from $22.4 million to $11.2 million was primarily due to a reduction in the source of funds from customer deposits. For the three months ended March 31, 2001 customer deposits increased by $12.4 million providing a source of funds. For the same period ended March 31, 2000, the source of funds from customer deposits was $20.6 million. The $8.0 million reduction in the increase in customer deposits was due to the Company discontinuing certain unprofitable products as part of the Company’s restructuring during 2000 and to a lesser extent an overall slowing in the rate of growth of the Company’s overall revenues due to the slowing economy.

      The Company’s operations are seasonal in nature. Historically the Company generates cash from operations during the first and second quarters, and uses cash in operations during the third and fourth quarters. The $11.2 million of cash provided by operations for the three months ended March 31, 2001 is not necessarily indicative of the results to be expected for the full year.

      As is typical in the vacation wholesale industry, the receipt of advance payments and deposits prior to the commencement of travel results in an expected working capital deficit. The Company’s current liabilities exceeded its current assets at March 31, 2001 by $51.4 million. If the float generated by these advance payments were to shrink, and the Company was required to find an alternative source of capital, one may not be available at terms acceptable to the Company. Such an event could have a material adverse effect on the business, financial condition and results of the Company.

      The Company anticipates that its existing cash and cash from operations will provide sufficient resources to enable the Company the Company to meet its working capital needs, debt service, planned capital expenditures and other obligations through at least the next twelve months.

Fluctuations in Quarterly Results of Operations

      The leisure travel industry is seasonal and the Company’s results have fluctuated because of these seasonal variations. Net revenues and gross profit for the Company are generally higher in the second and third quarters. Exclusive of the Company’s losses attributable to its former Globetrotters brand that led to the Company’s restructuring, the Company has historically reported net losses in the fourth and first quarters. Due to significant levels of advance payments and advance booking patterns, the Company’s cash flow from operations has historically been positive in the first two quarters, and negative in third and fourth quarters of recent years. The timing of when certain holidays fall (e.g. Easter) can also lead to fluctuations in the Company’s quarterly results. The Company expects this seasonality to continue in the future. The Company’s quarterly results may also be subject to changes in the mix of services offered by the Company, extreme weather conditions or other factors affecting leisure travel.

New Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 for the fiscal year beginning January 1, 2001 and noted no material impact on the Company’s financial position, or results of operations.

ITEM 3.

Quantitative and Qualitative Disclosures about Market Risk

      There have been no material changes in the market risks faced by the Company or in how those risks are managed since December 31, 2000. Refer to the Company’s 2000 Form 10-K for a discussion about market risk as well as the discussion of the effect that recent changes in interest rates may have on the Company’s results of operations as contained in Item 2 above.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      1) 10.46 Employment Agreement between the Registrant and Debbie A. Lundquist

      2) 10.47 Business Loan Agreement between the Registrant and Bank of America, N.A.

(b) Reports on Form 8-K during the quarter ended March 31, 2001.

      None.

      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2001

GLOBAL VACATION GROUP, INC.

By: /s/ Debbie A. Lundquist Debbie A. Lundquist Executive Vice President & Chief Financial Officer