Form 10-Q
period 2001-06-30
CLASSIC VACATION GROUP INC
filed 2001-08-14
CIK 1061202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

Commission File No. 001-14353

CLASSIC VACATION GROUP, INC.
(Exact name of Registrant as specified in its charter)

New York	13-1894567

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One North First Street, Suite 300, San Jose, CA	95113

(Address of principal executive offices)	(Zip Code)

Global Vacation Group, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

YES   X                NO

As of August 13, 2001 there were 14,392,825 shares of Registrant’s Common Stock outstanding.

PART 1.      FINANCIAL INFORMATION

ITEM 1.      Financial Statements

CLASSIC VACATION GROUP, INC., AND SUBSIDIARIES (formerly Global Vacation Group, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
ASSETS	2001	2000

	(unaudited)

Current assets:

Cash and cash equivalents (includes $9,859 and $11,633 of restricted cash, respectively)	$41,516	$24,432

Short-term investments	5,150	—

Accounts receivable, net of allowance of $1,479 and $2,096, respectively	16,264	21,224

Other current assets	4,421	4,303

Total current assets	67,351	49,959

Property and equipment, net	4,367	4,588

Intangible assets, net	76,938	78,476

Other assets	129	124

Total assets	$148,785	$133,147

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$59,294	$62,239

Customer deposits	56,778	37,919

Short-term convertible notes payable	—	690

Total current liabilities	116,072	100,848

Other long-term liabilities	648	480

Convertible notes	29,474	27,500

Total liabilities	146,194	128,828

Commitments and Contingencies

Shareholders’ equity:

Preferred Stock, $.01 par value, 6,000,000 shares authorized, no shares issued and outstanding	—	—

Common Stock, $.01 par value, 60,000,000 shares authorized, 14,775,816 shares issued and 14,392,825 shares outstanding	148	148

Additional paid-in capital	95,817	95,817

Deferred compensation	—	(17)

Retained deficit	(91,058)	(89,313)

Treasury stock, 382,991 shares at cost	(2,316)	(2,316)

Total shareholders’ equity	2,591	4,319

Total liabilities and shareholders’ equity	$148,785	$133,147

The accompanying notes are an integral part of these condensed consolidated balance sheets.

CLASSIC VACATION GROUP, INC., AND SUBSIDIARIES (formerly Global Vacation Group, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended

	June 30,		June 30,
	2001	2000	2001	2000

Net revenues	$29,161	$36,394	$53,626	$63,746

Operating expenses	25,073	31,908	47,907	59,275

Gross profit	4,088	4,486	5,719	4,471

General and administrative expenses	1,531	2,425	3,556	4,843

Depreciation and amortization	1,160	1,893	2,371	3,744

Restructuring charge	642	—	642	—

Income (loss) from operations	755	168	(850)	(4,116)

Other income (expense)

Interest income	445	821	873	1,350

Interest expense	(881)	(1,145)	(1,824)	(2,293)

Other	66	11	86	(1)

Total	(370)	(313)	(865)	(944)

Income (loss) before income taxes	385	(145)	(1,715)	(5,060)
Income tax provision	(30)	(2,018)	(30)	—

Net income (loss)	$355	$(2,163)	$(1,745)	$(5,060)

Basic and diluted net income (loss) per share	$0.02	$(0.15)	$(0.12)	$(0.35)

Basic and diluted weighted average shares outstanding	14,393	14,393	14,393	14,393

The accompanying notes are an integral part of these condensed consolidated balance sheets.

CLASSIC VACATION GROUP, INC., AND SUBSIDIARIES (formerly Global Vacation Group, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended

	June 30, 2001	June 30, 2000

Cash flows from operating activities:

Net loss	$(1,745)	$(5,060)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	2,371	3,744

Non-cash interest expense	1,284	—

Amortization of deferred financing costs	356	549

Changes in operating assets and liabilities:

Accounts receivable	4,960	(4,657)

Other assets	(137)	1,122

Accounts payable and accrued expenses	(1,044)	15,092

Customer deposits	18,859	28,583

Other liabilities	168	231

Net cash provided by operating activities	25,072	39,604

Cash flows from investing activities:

Purchases of property and equipment	(954)	(1,648)

Payment of deferred acquisition consideration	(1,750)	—

Net (purchases) sales of investments	(5,150)	78

Net cash used in investing activities	(7,854)	(1,570)

Cash flows from financing activities:

Payments on capital lease obligations	(134)	(746)

Repayment of borrowings from credit agreement	—	(29,422)

Proceeds from convertible note	—	27,500

Deferred financing costs	—	(1,309)

Net cash used in financing activities	(134)	(3,977)

Net increase in cash and cash equivalents	17,084	34,057

Cash and cash equivalents beginning of period	24,432	24,152

Cash and cash equivalents end of period	$41,516	$58,209

Supplemental disclosures of cash flow information:

Income tax refunds received, net of payments	$235	$673

Interest paid	163	2,168

Supplemental disclosures of non-cash investing and financing activities:

Issuance of convertible notes payable as payment of interest expense	$1,284	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLASSIC VACATION GROUP, INC., AND SUBSIDIARIES
(formerly Global Vacation Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

1.  Business Description and Organization

      Classic Vacation Group, Inc., and subsidiaries, (formerly Global Vacation Group, Inc.), (the “Company”) is one of the largest U.S. providers of customized vacation products. The Company assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers primarily through other resellers of travel including retail travel agents and international tour wholesalers. The Company primarily provides flexible independent travel programs for individuals, as well as escorted tours and group packages. The Company’s operations are primarily concentrated in one market segment, leisure travel. In May 2001 the Company changed its name from Global Vacation Group, Inc. The Company’s common stock trades on the American Stock Exchange under the symbol “CLV”.

      Headquartered in San Jose, California, the Company markets its major products under the brand names Classic Custom Vacations (“Classic”) and Allied Tours (“Allied”). Classic creates customized vacation packages for U.S. travelers seeking an individualized vacation. The Allied brand creates packages for international travelers visiting North America. The Company also operates Island Resort Tours, a smaller domestic vacation provider; International Travel & Resorts, a hotel representation company; and the private label vacation fulfillment operations for Amtrak Vacations and Hyatt Vacations.

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

      The Company receives advance payments and deposits prior to commencement of travel. Accordingly, the Company’s current liabilities exceed its current assets. As of June 30, 2001, current liabilities exceed current assets by approximately $48.7 million. If the float generated by these advance payments were to shrink, and the Company was required to find an alternative source of capital, one may not be available at terms acceptable to the Company. Such event could have a material adverse effect on the business, financial condition and results of operations of the Company.

      Although the Company may not be profitable for the year ending December 31, 2001, management believes that the Company will be able to fund its operations with operating cash flow through at least January 2002. Management further believes that net revenues and gross profits will not deteriorate in 2002, enabling operations to fund cash flow obligations through at least January 2003.

2.  Summary of Significant Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The quarterly condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of the Company, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in the Company’s 2000 Form 10-K. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

      There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 to the Consolidated Financial Statements and related Notes thereto included in the Company’s 2000 Form 10-K.

Net Revenues

      Net revenues include commissions and markups on travel products and services, volume bonuses received from travel suppliers, cancellation fees and other ancillary fees such as travel waiver and insurance products. Net revenues are generally recognized upon the commencement of travel. For the six months ended June 30, 2001 and 2000, the Company had net revenues of $53.6 million and $63.7 million, respectively, derived from total dollar value of travel products and services of $238.1 million and $283.0 million, respectively.

Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that a net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Due to cumulative net losses incurred by the Company, the Company has provided for a valuation allowance to fully reserve its deferred tax assets.

Long-lived Assets

      The Company reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted net cash flows are more likely than not to be less than the carrying value of the long-lived assets, then such assets are written down to their fair value. Management believes that its long-lived assets as of June 30, 2001 are recoverable. The Company’s estimates of anticipated net revenues, gross profits, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, or competitive pressures in any of the Company’s individual operating brands. As a result, the carrying amount of long-lived assets and intangibles including goodwill could be materially reduced in the future.

Net Income (Loss) per Share

      Basic income (loss) per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

      The treasury stock effect of options to purchase 1,290,970 shares of common stock outstanding at June 30, 2001 is zero for purposes of computing diluted income per share for the three months ended June 30, 2001. The treasury stock effect of options to purchase 1,290,970 and 1,346,311 shares of common stock outstanding at June 30, 2001 and 2000, respectively, has not been included in the computations of diluted loss per share for the six months ended June 30, 2001 and the three and six months ended June 30, 2000, as such effect would be anti-dilutive. The effect of the convertible notes has not been included in the computation of diluted income (loss) per share for the three and six months ended June 30, 2001 and June 30, 2000, as such effect would also be anti-dilutive.

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

      In June 2001, the FASB approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs.

Reclassifications

      Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

3.  Commitments and Contingencies

      The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made on the accompanying condensed consolidated financial statements.

      The Company is a party to an agreement whereby it is obligated to fund a portion of the future costs of a reward points fulfillment program under certain conditions. The Company has recorded a liability in the accompanying condensed consolidated financial statements for its estimated share of the cost to fulfill points earned to date, but not yet redeemed, based upon managements’ estimate of future costs. If actual future costs per point fulfilled, or the total points redeemed vary, the Company’s actual liability may differ materially from the amount recorded in the accompanying condensed consolidated financial statements.

4.  Convertible Debt

      In June 2000, the Company raised $27.5 million from the issuance of a subordinated convertible note (the “Note”). Under terms of the transaction, the Company issued a 9% seven-year subordinated note, convertible into common stock at a price of $5.25 per share. The Note may be converted, at any time, in total or partial to common stock. Under the terms of the Note, the Company is required to meet certain financial ratios and covenants including a debt-to-equity ratio and a fixed charge coverage ratio, among others. In connection with the issuance of the Note, the Company incurred approximately $1.4 million in financing costs, which are being amortized over the term of the Note.

      Interest is payable quarterly. To date the Company has elected to make interest payments required under the Note in the form of additional convertible notes that matured on July 2, 2001 with $2.0 million outstanding at June 30, 2001. On July 2, 2001 the Company satisfied the maturity of these short-term notes as well as additional accrued interest by issuing a convertible note for $2.6 million with terms identical to the Note. Through August 1, 2003 the Company can elect to pay quarterly interest due in either cash, additional notes with the same terms as the Note, or common stock.

5.  Bank Credit Facilities

      In March 2001 the Company entered into a bank credit facility for the purpose of securing standby letters of credit with a total capacity of $5.0 million, “the LC Facility.” The LC Facility does not allow for cash borrowings. The LC Facility, which expires on May 1, 2004 is secured by a certificate of deposit in the amount of $5.2 million. At June 30, 2001 there were $3.5 million of standby letters of credit outstanding under the LC Facility with $1.5 million available.

      At June 30, 2001 the Company also maintained a revolving line of credit with a group of lenders that had been used to secure standby letters of credit and to fund certain acquisitions made by the Company in 1998 and 1999. At June 30, 2001 the Company had $1.1 million of standby letters of credit outstanding under this line of credit. The Company was required to maintain cash collateral equal to 103% of the outstanding balance of letters of credit at June 30, 2001. Subsequent to June 30, 2001 the line of credit was terminated. The remaining outstanding standby letters of credit issued by one of the lenders involved in the facility totaling $657,000 were collateralized by a standby letter of credit issued under the Company’s LC Facility.

6.  Restructuring

      In July 2000 the Company initiated a restructuring and consolidation of its Vacations by Globetrotters (“Globetrotters”) branded operations into its Classic brand. As part of this consolidation, the Company migrated its Globetrotters branded products to the Classic technology platform. Additionally, the Company closed its Washington, D.C. headquarters office. The consolidation of the brands were substantially complete at December 31, 2000. In May 2001 the Company announced the departure of certain members of its Allied Tours management team and terminated five additional employees. As part of these separations, which took place during the three months ended June 30, 2001 the Company recorded a restructuring charge of $642,000 for severance and related costs. Since the restructuring was announced a total of 123 employees have been terminated as part of the Company’s restructuring efforts. The Company continues to review its operations for opportunities to further reduce costs and create additional efficiencies. As a result, the Company may incur additional restructuring charges in future periods.

      As part of the restructuring the Company is required to make additional severance payments to certain separated employees as well as fund certain continuing lease obligations for office space no longer in use. The following summarizes accrued restructuring costs and cash payments for the six months ended June 30, 2001 (in thousands):

	Employee	Lease obligations and
	termination costs	other restructuring costs	Total
Accrued restructuring costs, December 31, 2000	$1,502	$778	$2,280

Additional charges accrued	642	—	642

Cash payments	(1,026)	(283)	(1,309)

Accrued restructuring costs, June 30, 2001	$1,118	$495	$1,613

7.  Payment of Deferred Acquisition Consideration

      As part of the Company’s acquisition of Island Resort Tours in 1999, the Company committed to pay to the sellers additional acquisition consideration of up to $1.8 million in the event that certain financial targets were achieved during the first two calendar years following the acquisition. The targets were achieved and the maximum $1.8 million was paid to the sellers in April 2001.

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

Overview

      Classic Vacation Group, Inc., and subsidiaries, (formerly Global Vacation Group, Inc.), (the “Company”) assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers primarily through other resellers of travel including retail travel agents and international tour wholesalers. The Company markets vacation packages for travelers to resort destinations including Hawaii, the Caribbean Islands, Mexico and Europe as well as various continental North American destinations.

      The Company markets its products and services under multiple brands including Classic Custom Vacations (“Classic”), which markets customized vacation packages having preferred agreements with the largest leisure travel agency groups in the U.S and Allied Tours (“Allied”), which creates and coordinates packages and tours for international travel wholesalers selling vacations to North America. Additionally, the Company’s private label brands provide outsourced vacation packaging for both Amtrak Vacations and Hyatt Vacations. The Company’s Island Resort Tours brand markets vacation packages principally to the Caribbean and is operated together with International Travel & Resorts, a hotel representation company for properties also primarily located in the Caribbean (collectively “Island”). The Company also provides affinity group marketing and awards program fulfillment services.

Sources of Revenue

      Net revenues include commissions and markups on travel products and services, volume bonuses received from travel suppliers, cancellation fees and other ancillary fees such as travel waiver products and are generally recognized upon the commencement of travel. For the six months ended June 30, 2001 and 2000, the Company had net revenues of $53.6 million and $63.7 million, respectively, derived from total dollar values of travel products and services of $238.1 million and $283.0 million, respectively.

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

Interest Income

      The Company derives a significant portion of its pre-tax results from interest earned on funds related to customer deposits and prepayments for vacation products. Generally, the Company requires a deposit within one week of making a travel reservation. Reservations are typically made two to four months prior to departure. Additionally, for packaged tours, the Company generally requires that the entire cost of the vacation be paid in full 45 to 60 days before departure, unless reservations are made closer to departure. While terms vary, the Company generally pays for the vacation components after the customer’s departure. In the period between receipt of a deposit or prepayment and the payment of related expenses, these funds are invested in cash and investment-grade securities. This cycle is typical in the packaged tour industry and earnings generated on deposits and prepayments are integral to the Company’s operating model and pricing strategies. The Company’s investment policy is to only invest funds in cash equivalents and investment grade securities. For the six months ended June 30, 2001 and 2000, the Company had interest income of $873,000 (1.6% of net revenues) and $1.4 million (2.1% of net revenues), respectively.

Restructuring and Consolidation

      In May 2001 the Company announced the hiring of a new chief executive officer for its Allied Tours brand, and the departure of certain executives of its Allied Tours brand. In accordance with certain employment agreements the Company is obligated to make severance payments to the former executives. During the second quarter of 2001 the Company also increased the scope of the restructuring of its Chicago operations by terminating five additional employees. During the three months ended June 30, 2001 the Company recorded a restructuring charge of $642,000 reflecting its severance obligations incurred during the quarter. As of June 30, 2001 a total of 123 employees have been terminated as part of the Company’s ongoing restructuring. The Company continues to make severance payments to certain separated employees. Additionally, the Company is required to fund certain continuing lease obligations for office space no longer in use. The Company continues to review its operations for opportunities to further reduce costs and create additional efficiencies. As a result, the Company may incur additional restructuring charges in future periods.

Results of Operations (unaudited)

      The following table summarizes the Company’s historical results of operations as a percentage of net revenues for the six months ended June 30, 2001 and 2000.

	Six Months Ended June 30,
	2001		2000
	Amount	%	Amount	%

Net revenues	$53,626	100.0	$63,746	100.0

Operating expenses	47,907	89.3	59,275	93.0

Gross profit	5,719	10.7	4,471	7.0

General and administrative expenses	3,556	6.6	4,843	7.6

Depreciation and amortization	2,371	4.4	3,744	5.9

Restructuring charge	642	1.2	—	—

Loss from operations	(850)	(1.5)	(4,116)	(6.5)

Interest income	873	1.6	1,350	2.1

Interest expense	(1,824)	(3.4)	(2,293)	(3.6)

Other	86	0.2	(1)	—

Loss before income taxes	(1,715)	(3.1)	(5,060)	(8.0)

Income tax provision	(30)	(0.1)	—	—

Net loss	$(1,745)	(3.2)	$(5,060)	(8.0)

      Net revenues for the six months ended June 30, 2001 and 2000, were $53.6 million and $63.7 million, respectively. The decrease in net revenues of 15.9% for the six months ended June 30, 2001 was principally due to restructuring of the Company’s Vacations by Globetrotters brand in which certain unprofitable products were discontinued. Revenue growth in certain emerging products (principally the Company’s Classic Caribbean and Classic Mexico products) offset most but not all of the effect of lower revenues in other more mature products (principally the Company’s Classic Hawaii and Allied’s inbound U.S. products) attributable to the slowing economy.

      Operating expenses for the six months ended June 30, 2001 and 2000, were $47.9 million and $59.3 million, respectively, or 89.3% and 93.0%, respectively, of net revenues. The decrease in operating expenses as a percentage of net revenues and corresponding improvement in gross profit margin is primarily attributable to cost reductions and the elimination of certain unprofitable products resulting from the Company’s restructuring. The overall reduction in operating expenses is also attributable to reductions in certain variable operating expenses as a result of lower net revenues.

      General and administrative expenses for the six months ended June 30, 2001 and 2000 were $3.6 million and $4.8 million, respectively, or 6.6% and 7.6%, respectively, of net revenues. The decrease in general and administrative expenses of 26.6% is primarily due to decreases in headcount and outside services related to the Company’s restructuring of its Globetrotters brand and closing of its Washington, D.C. headquarters office.

      Depreciation and amortization for the six months ended June 30, 2001 and 2000 was $2.4 million and $3.7 million, or 4.4% and 5.9%, respectively, of net revenues. The decrease is principally due to the effects of the impairment charge recorded as part of the Company’s restructuring announced in July 2000.

      The restructuring charge for the six months ended June 30, 2001 was $642,000 and represented employee severance costs.

      Interest income for the six months ended June 30, 2001 and 2000 was $873,000 and $1.4 million, respectively, or 1.6% and 2.1%, respectively, of net revenues. The lower amount of interest income earned was due to lower levels of investable funds as a result of the reduction in customer deposits related to its discontinued products and lower interest rates.

      Interest expense for the six months ended June 30, 2001 and 2000 was $1.8 million and $2.3 million, respectively. The decrease in interest expense for the six months ended June 30, 2001 is principally due to lower percentage borrowing costs compared to the prior year, together with lower levels of borrowings for the comparable periods.

      Other income for the six months ended June 30, 2001 was primarily related to foreign currency gains related to the Company’s Classic Europe product. The Company does not specifically hedge its foreign currency transactions.

      The provision for income taxes for the six months ended June 30, 2001 was $30,000 for estimated state income taxes attributable to the period. The benefit normally attributable to the loss before income taxes for the six months ended June 30, 2001 and 2000 was offset by valuation allowances provided against the related deferred tax assets. The valuation allowances are a result of the Company’s recent history of significant operating losses.

      Net loss for the six months ended June 30, 2001 and 2000 was $1.7 million and $5.1 million, respectively, or 3.2% and 8.0%, respectively, of net revenues. The improvement is principally related to reductions in operating as well as general and administrative expenses as a result of the Company’s restructuring and consolidation.

      The following table summarizes the Company’s historical results of operations as a percentage of net revenues for the three months ended June 30, 2001 and 2000.

	Three Months Ended June 30,
	2001		2000
	Amount	%	Amount	%

Net revenues	$29,161	100.0	$36,394	100.0

Operating expenses	25,073	86.0	31,908	87.7

Gross profit	4,088	14.0	4,486	12.3

General and administrative expenses	1,531	5.3	2,425	6.7

Depreciation and amortization	1,160	4.0	1,893	5.2

Restructuring charge	642	2.2	—	—

Income from operations	755	2.5	168	0.4

Interest income	445	1.5	821	2.3

Interest expense	(881)	(3.0)	(1,145)	(3.1)

Other	66	0.2	11	—

Income (loss) before income taxes	385	1.2	(145)	(0.4)

Income tax provision	(30)	(0.1)	(2,018)	(5.5)

Net income (loss)	$355	1.1	$(2,163)	(5.9)

      Net revenues for the three months ended June 30, 2001 and 2000, were $29.2 million and $36.4 million, respectively. The decrease in net revenues of 19.9% for the three months ended June 30, 2001 was due to restructuring of the Company’s Vacations by Globetrotters brand in which certain unprofitable products were discontinued and due to the weakness in the global economy. The Company has continued to experience revenue growth in certain emerging products (principally the Company’s Classic Caribbean and Classic Mexico products); however, the weakness in the global economy has led to lower revenues in other more mature products (principally the Company’s Classic Hawaii and its Allied Tours inbound U.S. products).

      The Company’s net revenues generally are highest in the second and third quarters of the year, while its expenses, as a percentage of net revenues, generally are highest in the first and fourth quarters.

      Operating expenses for the three months ended June 30, 2001 and 2000, were $25.1 million and $31.9 million, respectively, or 86.0% and 87.7%, respectively, of net revenues. The decrease in operating expenses as a percentage of net revenues and corresponding improvement in gross profit margin is primarily attributable to cost reductions and the elimination of certain unprofitable products resulting from the Company’s restructuring. The overall reduction in operating expenses is also attributable to reductions in certain variable operating expenses as a result of lower net revenues.

      General and administrative expenses for the three months ended June 30, 2001 and 2000 were $1.5 million and $2.4 million, respectively, or 5.3% and 6.7%, respectively, of net revenues. The decrease in general and administrative expenses of 36.9% is primarily due to decreases in headcount and outside services related to the Company’s restructuring of its Globetrotters brand and closing of its Washington, D.C. headquarters office.

      Depreciation and amortization for the three months ended June 30, 2001 and 2000 was $1.2 million and $1.9 million, or 4.0% and 5.2%, respectively, of net revenues. The decrease is principally due to the effects of the impairment charge recorded as part of the Company’s restructuring announced in July 2000.

      The restructuring charge for the three months ended June 30, 2001 was $642,000 and represented employee severance costs.

      Interest income for the three months ended June 30, 2001 and 2000 was $445,000 and $821,000, respectively, or 1.5% and 2.3%, respectively, of net revenues. The lower amount of interest income earned was due to lower interest rates earned as a result of reductions in interest rates and lower levels of investable funds as a result of the reduction in customer deposits related to the Company’s discontinued products.

      Interest expense for the three months ended June 30, 2001 and 2000 was $881,000 and $1.1 million, respectively. The decrease in interest expense for the three months ended June 30, 2001 was principally due to due to lower percentage borrowing costs on the Company’s current fixed rate convertible notes compared to variable interest rate and related expenses of the bank debt outstanding during the same period in the prior year.

      Other income for the three months ended June 30, 2001 and 2000 was $66,000 and $11,000, respectively and primarily represented foreign currency gains related to the Company’s Classic Europe product. The Company does not specifically hedge its foreign currency transactions.

      The income tax provision recognized for the three months ended June 30, 2001 was $30,000 for estimated state income taxes attributable to the period. The income tax provision recognized for the three months ended June 30, 2000 was $2.0 million and represented a valuation allowance against previously recognized deferred tax assets.

      Net income for the three months ended June 30, 2001 was $355,000 or 1.1% of net revenues compared to a net loss for the three months ended June 30, 2000 of $2.2 million. The improvement is principally due to the significantly lower income tax provision recorded in 2001 and reductions in expenses as a result of the Company’s restructuring and consolidation efforts offset in part by the restructuring charge recorded and lower interest rates earned on the Company’s investments.

Liquidity and Capital Resources

      The Company receives advance payments and deposits prior to commencement of travel. The Company’s pricing of its products and services is determined, in part, based upon the amount and timing of advance payments received. A number of states have regulations with respect to the financial security and handling of customer deposits made in advance of travel. The Company believes it is in compliance with all applicable regulations relating to customer deposits. The Company’s investment policy restricts investments to investment-grade securities.

      At June 30, 2001, the Company had cash and cash equivalents of $31.7 million, excluding $9.9 million of cash restricted pursuant to contracts with private label partners, and pursuant to the terms of one of the Company’s credit facilities. Contracts with certain of the Company’s private label partners require that certain funds including customer deposits be segregated from general cash reserves and restrict the disbursement of these funds prior to the commencement of travel. Additionally, a credit facility that the Company maintained at June 30, 2001 required that the Company maintain cash collateral to the extent of 103% of the balance of stand-by letters of credit outstanding under the facility. At June 30, 2001 the Company had short-term investments of $5.2 million consisting of a certificate of deposit. The Company has pledged the certificate of deposit as collateral securing stand-by letters of credit.

      At June 30, 2001 the Company maintained two credit facilities that it used to secure standby letters of credit as the Company was in the process of transferring from one facility to another. In March 2001 the Company entered into a new credit facility with a bank to secure stand-by letters of credit with a capacity of $5.0 million. The facility matures on May 1, 2004. The new facility does not provide for cash borrowings for working capital purposes and is collateralized with a certificate of deposit of $5.2 million. At June 30, 2001 there were $3.5 million of stand-by letters of credit outstanding under this new facility with $1.5 million available.

There were $1.1 million of standby letters of credit outstanding under a second facility at June 30, 2001. Subsequent to June 30, 2001 this second facility was terminated.

      At June 30, 2001 the Company had $27.5 million outstanding under its convertible subordinated note raised in June 2000 (the “Note”). The Note which matures on July 1, 2007 is convertible at any time by the holder into the Company’s common stock at a conversion price of $5.25 per share. Interest is payable quarterly. To date the Company has elected to make interest payments required under the Note in the form of additional convertible notes that matured on July 2, 2001 with $2.0 million outstanding at June 30, 2001. On July 2, 2001 the Company satisfied the maturity of these short-term notes as well as additional accrued interest by issuing a convertible note for $2.6 million with terms identical to the Note. Through August 1, 2003 the Company can elect to pay quarterly interest due in either cash, additional notes with the same terms as the Note, or common stock.

      During the six months ended June 30, 2001, net cash provided by operations was $25.1 million. Net cash used in investing activities was $7.9 million including $954,000 for additions to property and equipment, $5.2 million for the purchase of a certificate of deposit used to collateralize the Company’s new credit facility and $1.8 million paid during the period as deferred acquisition consideration related the Company’s 1999 acquisition of Island Resort Tours. Net cash used in financing activities was $134,000 representing repayment of capital lease obligations.

      During the six months ended June 30, 2000 net cash provided by operations was $39.6 million. Net cash used in investing activities was $1.6 million principally related to additions to property and equipment. Net cash used in financing activities was $4.0 million representing the repayment of borrowings under the credit facility of $29.4 million and repayment of capital lease obligations of $746,000 less the net proceeds received on the Note during the period of $26.2 million. The net proceeds of the Note include $1.3 million of deferred financing costs paid.

      The decrease in cash provided by operations from $39.6 million to $25.1 million was primarily due to a reduction in the customer deposit and accounts payable float generated by both the Company discontinuing certain unprofitable products as part of its restructuring in 2000 as well as an overall slowing in the rate of growth of the Company’s overall revenues due to the slowing economy. The impact of the reduction in the float was softened by changes in the Company’s receivables. For the six months ended June 30, 2000 accounts receivable increased by $4.7 million resulting in a use of funds. For the same six months ended June 30, 2001 accounts receivable decreased by $5.0 million resulting in a source of funds. This $9.7 million difference in the source of funds related to accounts receivable was due to increased collection efforts and the discontinuation of certain unprofitable products as part of the Company’s restructuring, as well as the reduced rate of growth related to the softening economy.

      The Company’s operations are seasonal in nature. Historically the Company generates cash from operations during the first and second quarters, and uses cash in operations during the third and fourth quarters. The $25.1 million of cash provided by operations for the six months ended June 30, 2001 is not necessarily indicative of the results to be expected for the full year.

      As is typical in the vacation wholesale industry, the receipt of advance payments and deposits prior to the commencement of travel results in an expected working capital deficit. The Company’s current liabilities exceeded its current assets at June 30, 2001 by $48.7 million. If the float generated by these advance payments were to shrink, and the Company was required to find an alternative source of capital, one may not be available at terms acceptable to the Company. Such an event could have a material adverse effect on the business, financial condition and results of the Company.

      Although the Company may not be profitable for the year ending December 31, 2001, the Company anticipates that its existing cash and cash from operations will provide sufficient resources to enable the Company to meet its working capital needs, debt service, planned capital expenditures and other obligations through at least the next twelve months.

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

      In June 2001, the FASB approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs.

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

PART II. OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits

1)	3.1 Restated Certificate of Incorporation of the Registrant as Amended

(b)	Reports on Form 8-K during the quarter ended June 30, 2001.

On May 17, 2001 at the annual meeting of the Company’s shareholders, the shareholders voted to change the name of the Company from Global Vacation Group, Inc. to Classic Vacation Group, Inc. This name change became effective on May 21, 2001 when the appropriate filings with the State of New York became effective. The Company reported this event on Form 8-K.

      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001

CLASSIC VACATION GROUP, INC

By: /s/ Debbie A. Lundquist Debbie A. Lundquist Executive Vice President & Chief Financial Officer