Form 10-Q
period 2001-09-30
CLASSIC VACATION GROUP INC
filed 2001-11-08
CIK 1061202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

         YES  X          NO

As of November 7, 2001 there were 14,392,825 shares of Registrant’s Common Stock outstanding.

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations (unaudited)
Liquidity and Capital Resources
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K
NOTE PURCHASE AGREEMENT
7.5% CONVERTIBLE SENIOR SUBORDINATED NOTE
7.5% EXCHANGEABLE SENIOR SUB0RDINATED NOTE
AGREEMENT TO TENDER
WAIVER

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CLASSIC VACATION GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
ASSETS	2001	2000

	(unaudited)
Current assets:

Cash and cash equivalents (includes $4,223 and $11,633 of restricted cash, respectively)	$25,935	$24,432

Restricted short-term investments	5,150	—

Accounts receivable, net of allowance of $2,249 and $2,096, respectively	18,744	21,224

Other current assets	3,811	4,303

Total current assets	53,640	49,959

Property and equipment, net	4,568	4,588

Goodwill and intangible assets, net	69,942	78,476

Other assets	122	124

Total assets	$128,272	$133,147

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:

Accounts payable and accrued expenses	$57,105	$62,239

Customer deposits	44,065	37,919

Short-term convertible notes payable	—	690

Total current liabilities	101,170	100,848

Other long-term liabilities	1,255	480

Convertible notes payable	30,136	27,500

Total liabilities	132,561	128,828

Commitments and Contingencies (Note 3) Shareholders’ (deficit) equity:

Preferred Stock, $.01 par value, 6,000,000 shares authorized, no shares issued and outstanding	—	—

Common Stock, $.01 par value, 60,000,000 shares authorized, 14,775,816 shares issued and 14,392,825 shares outstanding	148	148

Additional paid-in capital	95,873	95,817

Deferred compensation	—	(17)

Retained deficit	(97,994)	(89,313)

Treasury stock, 382,991 shares at cost	(2,316)	(2,316)

Total shareholders’ (deficit) equity	(4,289)	4,319

Total liabilities and shareholders’ (deficit) equity	$128,272	$133,147

The accompanying notes are an integral part of these condensed consolidated balance sheets.

CLASSIC VACATION GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

f

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2001	2000	2001	2000

Net revenues	$30,388	$40,620	$84,016	$104,366

Operating expenses	26,731	35,664	74,637	94,939

Gross profit	3,657	4,956	9,379	9,427

General and administrative expenses	1,653	3,198	5,209	8,041

Depreciation and amortization	1,150	1,488	3,521	5,232

Restructuring and impairment charges	7,378	38,382	8,020	38,382

Loss from operations	(6,524)	(38,112)	(7,371)	(42,228)

Other income (expense)
Interest income	376	953	1,248	2,303

Interest expense	(764)	(834)	(2,588)	(3,127)

Other	(10)	—	75	(1)

Total	(398)	119	(1,265)	(825)

Loss before income taxes	(6,922)	(37,993)	(8,636)	(43,053)

Income tax provision	(15)	(60)	(45)	(60)

Net loss	$(6,937)	$(38,053)	$(8,681)	$(43,113)

Basic and diluted net loss per share	$(0.48)	$(2.64)	$(0.60)	$(3.00)

Basic and diluted weighted average shares outstanding	14,393	14,393	14,393	14,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLASSIC VACATION GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 30, 2001	September 30, 2000

Cash flows from operating activities:

Net loss	$(8,681)	$(43,113)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	3,521	5,232

Non-cash interest expense	1,946	—

Amortization of deferred financing costs	416	549

Non-cash compensation expense	73	8

Non-cash portion of restructuring and impairment charges	6,346	35,034

Changes in operating assets and liabilities:

Accounts receivable	2,480	(12,448)

Other assets	472	7,597

Accounts payable and accrued expenses	(3,206)	21,970

Customer deposits	6,146	13,188

Other liabilities	775	698

Net cash provided by operating activities	10,288	28,715

Cash flows from investing activities:

Purchases of property and equipment	(1,707)	(2,460)

Payment of deferred acquisition consideration	(1,750)	—

Net (purchases) sales of investments	(5,150)	103

Net cash used in investing activities	(8,607)	(2,357)

Cash flows from financing activities:

Payments on capital lease obligations	(178)	(264)

Repayment of borrowings from credit agreement	—	(29,431)

Proceeds from convertible note	—	27,500

Deferred financing costs	—	(1,386)

Net cash used in financing activities	(178)	(3,581)

Net increase in cash and cash equivalents	1,503	22,777

Cash and cash equivalents beginning of period	24,432	24,152

Cash and cash equivalents end of period	$25,935	$46,929

Supplemental disclosures of cash flow information:

Income tax refunds received, net of payments	$231	$2,397

Interest paid	174	2,251

Supplemental disclosures of non cash investing and financing activities:

Issuance of convertible notes payable as payment of interest expense	$1,946	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLASSIC VACATION GROUP, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

1. Business Description and Organization

         Classic Vacation Group, Inc., and subsidiaries, (the “Company”) is one of the largest U.S. providers of customized vacation products. The Company assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers primarily through other resellers of travel including retail travel agents and international tour wholesalers. The Company primarily provides flexible independent travel programs for individuals, as well as escorted tours and group packages. The Company’s operations are primarily concentrated in one market segment, leisure travel. In May 2001 the Company changed its name from Global Vacation Group, Inc. The Company’s common stock trades on the American Stock Exchange under the symbol “CLV”.

         Headquartered in San Jose, California, the Company markets its major products under the brand names Classic Custom Vacations (“Classic”) and Allied Tours (“Allied”). Classic creates customized vacation packages for U.S. travelers seeking an individualized vacation. The Allied brand creates packages for international travelers visiting North America. The Company also operates Island Resort Tours (“IRT”), a smaller domestic vacation provider; International Travel & Resorts (“ITR”), a hotel representation company; and the private label vacation fulfillment operations for Amtrak Vacations and Hyatt Vacations.

Risks and Other Important Factors

         The tragic events of September 11, 2001 had a significant and material adverse impact upon the travel and hospitality industries. These events have adversely impacted the Company and have created greater uncertainty with respect to the predictability of the Company’s future operating results. The disruption in travel that resulted from the terrorist attacks led to significant cancellations of existing bookings resulting in lower revenues and the continuing concern about possible additional terrorist attacks has resulted in a significant slowdown in advanced booking patterns for future travel. In response, the Company has taken certain actions to reduce operating costs and secure additional financing. In September 2001, the Company reduced its workforce by 220 employees or approximately 30 percent and implemented other cost reduction measures (see Note 6). In November 2001, the Company secured approximately $24.25 million in financing from an entity formed and controlled by the Company’s principal note holder and principal shareholder in connection with a plan by that entity to take the Company private (see Note 7). This financing is in the form of notes payable (the “Notes”), which require the Company to meet certain covenants and other restrictions and is governed by a note purchase agreement (the “Note Purchase Agreement”). Among other covenants and restrictions, the Notes require the Company to become privately held by October 2002 and to maintain certain customer booking levels. If the Company does not comply with these covenants, the lenders may demand payment of amounts then outstanding under the Notes. Additionally, should another terrorist attack occur, as defined by the Note Purchase Agreement, prior to the Company borrowing the full $24.25 million, the Company may be precluded from further borrowings under the Note Purchase Agreement. Management believes that the reductions in operating costs together with the additional financing will allow the Company to sustain operations through at least March 2003. However, there can be no assurance that the Company will not require additional capital in 2002 or will be able to comply with the terms of the Notes.

         The Company receives advance payments and deposits prior to commencement of travel. Accordingly, the Company’s current liabilities exceed its current assets. As of September 30, 2001, current liabilities exceed current assets by approximately $47.5 million. If the float generated by these advance payments were to shrink, and the Company was required to find an alternative source of capital, one may not be available at terms acceptable to the Company. Such event could have a material adverse effect on the business, financial condition and results of operations of the Company.

         The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has been advised by its independent public accountants that if the Company cannot achieve sufficient customer booking levels to maintain debt compliance, sustain its customer deposits and related cash flows, or the Company has not restructured itself as a privately held entity prior to the completion of their audit of the Company’s financial statements for the year ending December 31, 2001, their auditors’ report on those financial statements will be modified to reflect this potential going concern contingency.

         The Company’s operations are subject to certain risks and uncertainties, including, among others, domestic and international political and economic conditions impacting travel patterns, current and potential competitors with greater resources, dependence on effective information systems, changing industry dynamics related to new methods of distribution within the travel industry, industry consolidations, seasonal fluctuations in operating results, dependence on rapidly changing technologies, reliance on key personnel, and dependence on travel suppliers.

2. Summary of Significant Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results including the Company’s ability to collect accounts receivable could differ from those estimates.

         The quarterly condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of the Company, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in the Company’s 2000 Form 10-K. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

         There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 to the Consolidated Financial Statements and related Notes thereto included in the Company’s 2000 Form 10-K.

Net Revenues

         Net revenues include commissions and markups on travel products and services, volume bonuses received from travel suppliers, cancellation fees and other ancillary fees such as travel waiver and insurance products. Net revenues are generally recognized upon the commencement of travel. For the nine months ended September 30, 2001 and 2000, the Company had net revenues of $84.0 million and $104.4 million, respectively, derived from total dollar value of travel products and services of $374.6 million and $464.8 million, respectively.

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

Long-lived Assets

         The Company reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. As part of the $8.0 million restructuring and impairment charge incurred during the nine months ended September 30, 2001, the Company recognized an impairment charge of approximately $6.3 million against long-lived assets. After taking into account the restructuring and impairment charge, management believes that its long-lived assets are recoverable.

         The Company’s estimates of anticipated net revenues, gross profits, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, domestic and international events impacting travel, regulation, or competitive pressures in any of the Company’s individual operating brands, or its ability to continue as a going concern. As a result, the carrying amount of long-lived assets and intangibles including goodwill could be materially reduced in the future.

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

         The treasury stock effect of options to purchase 1,472,220 and 1,038,792 shares of common stock outstanding at September 30, 2001 and 2000, respectively, has not been included in the computations of diluted loss per share for the three and nine months ended September 30, 2001 and 2000, as such effect would be anti-dilutive. The effect of the convertible notes has also not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2001 and September 30, 2000, as such effect would also be anti-dilutive.

New Accounting Standards

         In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 for the fiscal year beginning January 1, 2001 did not have a material impact on the Company’s financial position, or the results of operations.

         In June 2001, the FASB approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs. The Company has not completed an evaluation of the Company’s goodwill under the impairment guidelines of SFAS No. 142.

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

4. Subordinated Convertible Debt

         In June 2000, the Company raised $27.5 million from the issuance of a subordinated convertible note (the “9% Note”). Under terms of the transaction, the Company issued a 9% seven-year subordinated note, convertible into common stock at a price of $5.25 per share. The 9% Note may be converted, at any time, in total or partial to common stock. Under the terms of the 9% Note, the Company is required to meet certain financial ratios and covenants including a debt-to-equity ratio and a fixed charge coverage ratio, among others. In connection with the issuance of the 9% Note, the Company incurred approximately $1.4 million in financing costs, which are being amortized over the term of the 9% Note.

         Interest is payable quarterly. To date the Company has elected to make interest payments required under the 9% Note in the form of additional convertible notes (together with the 9% Note, the “9% Notes”) with $2.6 million outstanding at September 30, 2001. On October 1, 2001 the Company issued an additional note to satisfy interest payable for the three months ended September 30, 2001 of $676,000. Through August 1, 2003 the Company can elect to pay quarterly interest due in either cash, additional notes with terms identical to the 9% Notes, or common stock.

         Subsequent to September 30, 2001 the Company entered into a financing agreement with an affiliate of the primary holder of the 9% Notes (See Note 7). In connection with that financing, the holders of the 9% Notes agreed to a modification and waiver of certain financial covenants under the 9% Notes through March 2003. However, if the Company were to default on the notes involved with the new financing, such event would also result in a default under the 9% Notes. Likewise, a default under the 9% Notes would result in a default under the new financing.

5. Bank Credit Facilities

         In March 2001 the Company entered into a bank credit facility for the purpose of securing standby letters of credit with a total capacity of $5.0 million (“the LC Facility”). The LC Facility does not allow for cash borrowings. The LC Facility, which expires on May 1, 2004 is secured by a certificate of deposit in the amount of $5.2 million. At September 30, 2001 there were approximately $4.1 million of standby letters of credit outstanding under the LC Facility with $922,000 available.

         At September 30, 2001 the Company also had $502,000 of additional standby letters of credit outstanding from a different financial institution. These letters of credit are secured a standby letter of credit issued under the Company’s LC Facility.

6. Restructuring and Impairment Charges

         In July 2000 the Company initiated a restructuring and consolidation of its Vacations by Globetrotters (“Globetrotters”) branded operations into its Classic brand. As part of this consolidation, the Company migrated its Globetrotters branded products to the Classic technology platform. Additionally, the Company closed its Washington, D.C. headquarters office. The consolidation of the brands were substantially complete at December 31, 2000. In May 2001 the Company announced additional staff reductions as well as the departure of certain members of its Allied Tours management team. Following the terrorist attacks in September 2001 the Company made additional staff reductions, closed its Classic Chicago reservations center, and reviewed the carrying values of its long-lived assets. The restructuring and impairment charges for the nine months ended September 30, 2001 include approximately $6.3 million related to the impairment of goodwill, $935,000 related to employee severance payments including benefits, and $739,000 related to lease obligations and other restructuring costs. Since the restructuring was initially announced last year a total of 353 employees have been terminated as part of the Company’s restructuring efforts. Included in this number are 237 employees terminated in the nine months ended September 30, 2001, and 220 employees or approximately 30% of the then workforce who were terminated after September 11, 2001. The Company continues to review its operations for opportunities to further reduce costs and create additional efficiencies. As a result, the Company may incur additional restructuring charges in future periods.

         As part of the restructuring the Company has been required to make additional severance payments to certain separated employees as well as fund certain continuing lease obligations for office space no longer in use. The following summarizes accrued restructuring costs and cash payments for the nine months ended September 30, 2001 (in thousands):

		Lease obligations and
	Employee	other restructuring
	termination costs	costs	Total

Accrued restructuring costs, December 31, 2000	$1,502	$778	$2,280

Additional charges accrued	935	739	1,674

Cash payments	(1,635)	(410)	(2,045)

Accrued restructuring costs, September 30, 2001	$802	$1,107	$1,909

         As part of the restructuring, the Company reviewed the carrying values of its long-lived assets, including property, equipment, and goodwill related to its IRT and ITR subsidiaries (collectively “Island”), which operate from New York City. Island was particularly hard hit by the tragedies of September 11 and experienced a significant drop in business. The impact led the Company to reassess its long-term strategy with regard to Island and review the recoverability of the long-lived assets related to the Island business. To determine the recoverability of its long-lived assets the Company evaluates the probability that future undiscounted cash flows will be less than the carrying amount of the assets. The fair value of the long-lived assets including goodwill was determined based upon the discounted cash flows to be derived from the Island business. Management believes that the future cash flows from Island will be limited, and as such recorded an impairment charge of approximately $6.3 million representing approximately 95% of the remaining goodwill related to Island.

7. Subsequent Event – November 2001 Financing

         In November 2001 the Company entered into a financing agreement with an entity formed and controlled by its principal note holder and its principal shareholder to provide a cash infusion of up to $24.25 million through the sale of convertible notes and other notes exchangeable for convertible notes. This financing became necessary as a result of the impact on the Company of the September 11 terrorist attacks. At the initial closing the Company sold $5.0 million of 71/2% convertible senior subordinated notes and $5.0 million of 71/2% exchangeable senior subordinated notes (collectively, the “71/2% Notes”). The 71/2% Notes are senior to the 9% Notes (described in Note 4). The convertible notes are convertible into the Company’s common stock at $0.15 per share at the option of the holder at any time after March 31, 2002. The exchangeable notes are exchangeable for convertible notes after the Company’s shareholders approve an increase in the Company’s authorized capital to at least 200 million shares. The Company’s majority shareholder, a party to the agreement, has committed to vote in favor of the increase in authorized shares at the Company’s next scheduled shareholders meeting assuring the increase in authorized capital. Subject to certain conditions the Company has an additional $14.25 million available for borrowing through April 30, 2002 under the financing agreement in the form of additional exchangeable notes. The 7 1/2% Notes mature on December 31, 2006. Interest is payable quarterly beginning March 1, 2002, and until June 1, 2003 can be paid in the form of additional 7 1/2% Notes.

         The 7 1/2% Notes are subject to certain covenants and conditions including a requirement that the Company become privately held by October 2002. In conjunction with the financing the holders of the 7 1/2% Notes have committed to make a tender offer for all of the shares of the Company’s common stock that they do not own (the “Tender Offer”). If at least 50 percent of the shares they do not already own are tendered, the holders will be required to take the Company private, and pay the shareholders $0.15 per share in cash. The Tender Offer will not expire until at least December 31, 2001. On a fully diluted basis, assuming the maximum $24.25 million is borrowed and assuming the exchangeable notes are exchanged for convertible notes upon the anticipated increase in authorized capital, the holders of the 7 1/2% Notes and their affiliates will effectively control 97.7% of the Company’s common stock.

         The financing agreement contains a provision whereby if prior to December 31, 2001 the Company obtains an alternative financing proposal that the Company’s board of directors determines is more favorable to the Company, the Company may terminate all aspects of the financing arrangement by repaying any outstanding borrowings and reimbursing the holders for its out-of-pocket expenses related to the financing and the Tender Offer. The holders of the 7 1/2% Notes have agreed to tender the shares that they hold (currently 70.0% of the Company’s outstanding common stock) if the alternative financing proposal involves a tender offer for all of the Company’s common stock in an amount above $0.15 per share.

         In addition to the requirement that the Company become privately held by October 2002, the Company’s access to make additional borrowings under the agreement, and its continued compliance with the 7 1/2% Notes are dependent upon certain financial covenants and other restrictions including a requirement that it maintain certain levels of advanced bookings. Additionally, the Company is allowed to make additional borrowings under the financing agreement only if the Company’s consolidated unrestricted cash net of outstanding checks and drafts falls below $7 million and if the Company’s chief financial officer certifies that additional borrowings are necessary. Under the terms of the agreement, if additional acts of terrorism were to occur, the Company may be precluded from making additional borrowings.

         In connection with this financing, the holders of the Company’s 9% Notes agreed to the modification and waiver of certain financial covenants under the 9% Notes until March 2003. However, if the Company were to default on the 7 1/2% Notes, such event would also result in a default under the 9% Notes. Likewise, a default under the 9% Notes would result in a default under the 7 1/2% Notes.

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

Overview

         Classic Vacation Group, Inc., (formerly Global Vacation Group, Inc.), and subsidiaries, (the “Company”) assembles air, hotel, rental car and other travel components in bulk and provides complete vacations to travelers primarily through other resellers of travel including retail travel agents and international tour wholesalers. The Company markets vacation packages for travelers to resort destinations including Hawaii, the Caribbean Islands, Mexico and Europe as well as various continental North American destinations.

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

Impact of September 11 Terrorist Attacks – Restructuring and Impairment Charges

         The tragic events of September 11, 2001 had a significant and material adverse impact upon the travel and hospitality industries. These events have adversely impacted the Company and have created greater uncertainty with respect to the predictability of the Company’s future operating results. The disruption in travel that resulted from the terrorist attacks led to significant cancellations of existing bookings resulting in lower revenues and the continuing concern about possible additional terrorist attacks has resulted in a significant slowdown in advanced booking patterns for future travel. In response, the Company has taken certain actions to reduce operating costs and secure additional financing. In September 2001, the Company reduced its workforce by 220 employees or approximately 30 percent and implemented other cost reduction measures.

         Principally as a result of the effects of September 11, the Company recorded restructuring and impairment charges of $7.4 million for the three months ended September 30, 2001 including an impairment charge for goodwill related to Island of approximately $6.3 million, $293,000 for severance related to reductions in staff, and $739,000 for lease costs and other restructuring charges related to the closure of Classic’s Chicago reservations center.

         As part of the restructuring, the Company reviewed the carrying values of its long-lived assets, including property, equipment, and goodwill related to Island, which operates from New York City. Island was particularly hard hit by the tragedies of September 11 and experienced a significant drop in business. The impact led the Company to reassess its long-term strategy with regard to Island and review the recoverability of the long-lived assets related to the Island business. To determine the recoverability of its long-lived assets the Company evaluates the probability that future undiscounted cash flows will be less than the carrying amount of the assets. The fair value of the long-lived assets including goodwill was determined based upon the discounted cash flows to be derived from the Island business. Management believes that the future cash flows from Island will be limited, and as such recorded an impairment charge of approximately $6.3 million representing approximately 95% of the remaining goodwill related to Island.

         The Company continues to review its operations for opportunities to further reduce costs and create additional efficiencies. As a result, the Company may incur additional restructuring charges in future periods.

Subsequent Event – Financing Transaction and Tender Offer

         In November 2001 the Company entered into a financing agreement with an entity formed and controlled by its principal note holder and its principal shareholder to provide a cash infusion of up to $24.25 million through the sale of convertible notes and other notes exchangeable for convertible notes. This financing became necessary as a result of the impact on the Company of the September 11 terrorist attacks. At the initial closing the Company sold $5.0 million of 7 1/2% convertible senior subordinated notes and $5.0 million of 7 1/2% exchangeable senior subordinated notes (collectively, the “7 1/2% Notes”). The 7 1/2% Notes are senior to the Company’s outstanding 9% subordinated convertible notes. The convertible notes are convertible into the Company’s common stock at $0.15 per share at the option of the holder at any time after March 31, 2002. The exchangeable notes are exchangeable for convertible notes after the Company’s shareholders approve an increase in the Company’s authorized capital to at least 200 million shares. The Company’s majority shareholder, a party to the agreement, has committed to vote in favor of the increase in authorized shares at the Company’s next scheduled shareholders meeting assuring the increase in authorized capital. Subject to certain conditions the Company has an additional $14.25 million available for borrowing from this same entity through April 30, 2002 under the financing agreement in the form of additional exchangeable notes. The 7 1/2% Notes mature on December 31, 2006. Interest is payable quarterly beginning March 1, 2002, and until June 1, 2003 can be paid in the form of additional 7 1/2% Notes.

         The 7 1/2% Notes are subject to certain covenants and conditions including a requirement that the Company become privately held by October 2002. In conjunction with the financing the holders of the 7 1/2% Notes has committed to make a tender offer for all of the shares of the Company’s common stock that they do not already own (the “Tender Offer”). If at least 50 percent of the shares they do not own are tendered, the holders will be required to take the Company private, and pay the shareholders $0.15 per share in cash. The Tender Offer will not expire until at least December 31, 2001. On a fully diluted basis, assuming the maximum $24.25 million is borrowed and assuming the exchangeable notes are exchanged for convertible notes upon the anticipated increase in authorized capital, the holders of the 7 1/2% Notes and their affiliates will effectively control 97.7% of the Company’s common stock.

         The Company’s board of directors does not expect to make any recommendation to shareholders as to whether they should tender their shares in response to the Tender Offer.

         The financing agreement contains a provision whereby if prior to December 31, 2001 the Company obtains an alternative financing proposal that the Company’s board of directors determines is more favorable to the Company, the Company may terminate all aspects of the financing arrangement by repaying any outstanding borrowings and reimbursing the holders for its out-of-pocket expenses related to the financing and the Tender Offer. The holders of the 7 1/2% Notes have agreed to tender the shares that they hold (currently 70.0% of the Company’s outstanding common stock) if the alternative financing proposal involves a tender offer for all of the Company’s common stock in an amount greater than $0.15 per share.

         The Company’s board of directors appointed a special committee of independent directors to evaluate the proposal (the “Special Committee”). The Special Committee has made no recommendation as to whether shareholders should tender their shares in the Tender Offer. The Special Committee received financial advice from an investment banking firm retained by the Special Committee. The investment banking firm’s engagement will continue throughout the term of the Tender Offer for the purpose of seeking a more favorable financing alternative. There can be no assurances that a more favorable financing offer will be obtained before December 31, 2001.

Sources of Revenue

         Net revenues include commissions and markups on travel products and services, volume bonuses received from travel suppliers, cancellation fees and other ancillary fees such as travel waiver products and are generally recognized upon the commencement of travel. The travel waiver products sold by the Company enable customers to cancel or make changes to advance reservations and obtain refunds without penalty in certain circumstances. Customers who do not purchase waivers are generally subject to change fees or cancellation penalties if they make changes or cancel advance reservations, which are deducted from any refund paid. For the nine months ended September 30, 2001 and 2000, the Company had net revenues of $84.0 million and $104.4 million, respectively, derived from total dollar values of travel products and services of $374.6 million and $464.8 million, respectively.

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

Interest Income

         The Company derives a significant portion of its pre-tax results from interest earned on funds related to customer deposits and prepayments for vacation products. Generally, the Company requires a deposit within one week of making a travel reservation. Reservations are typically made two to four months prior to departure. Additionally, for packaged tours, the Company generally requires that the entire cost of the vacation be paid in full 45 to 60 days before departure, unless reservations are made closer to departure. While terms vary, the Company generally pays for the vacation components after the customer’s departure. In the period between receipt of a deposit or prepayment and the payment of related expenses, these funds are invested in cash and investment-grade securities. This cycle is typical in the packaged tour industry and earnings generated on deposits and prepayments are integral to the Company’s operating model and pricing strategies. The Company’s investment policy is to only invest funds in cash equivalents and investment grade securities. For the nine months ended September 30, 2001 and 2000, the Company had interest income of $1.2 million (1.5% of net revenues) and $2.3 million (2.2% of net revenues), respectively.

Results of Operations (unaudited)

         The following table summarizes the Company’s historical results of operations as a percentage of net revenues for the nine months ended September 30, 2001 and 2000.

	Nine Months Ended September 30,

	2001		2000

	Amount	%	Amount	%

Net revenues	$84,016	100.0	$104,366	100.0

Operating expenses	74,637	88.8	94,939	91.0

Gross profit	9,379	11.2	9,427	9.0

General and administrative expenses	5,209	6.2	8,041	7.7

Depreciation and amortization	3,521	4.2	5,232	5.0

Restructuring and impairment charges	8,020	9.5	38,382	36.8

Loss from operations	(7,371)	(8.7)	(42,228)	(40.5)

Interest income	1,248	1.5	2,303	2.2

Interest expense	(2,588)	(3.1)	(3,127)	(3.0)

Other	75	—	(1)	—

Loss before income taxes	(8,636)	(10.3)	(43,053)	(41.3)

Income tax provision	(45)	—	(60)	—

Net loss	$(8,681)	(10.3)	$(43,113)	(41.3)

         Net revenues for the nine months ended September 30, 2001 and 2000, were $84.0 million and $104.4 million, respectively. The decrease in net revenues of 19.5% for the nine months ended September 30, 2001 was principally due to restructuring of the Company’s Vacations by Globetrotters brand in which certain unprofitable products were discontinued. In addition, net revenues decreased due to the slowing global economy; the strength of the U.S. dollar, which negatively impacted the Company’s inbound U.S. products; and the disruption of travel related to the September 11 terrorist attacks in New York and Washington, D.C. Certain of the Company’s emerging products (principally the Company’s Classic Caribbean and Classic Mexico products) have continued to grow at significant rates offsetting in part the slowing revenues of the Company’s more mature products.

         Operating expenses for the nine months ended September 30, 2001 and 2000, were $74.6 million and $94.9 million, respectively, or 88.8% and 91.0%, respectively, of net revenues. The decrease in operating expenses as a percentage of net revenues and corresponding improvement in gross profit margin is primarily attributable to cost reductions and the elimination of certain unprofitable products resulting from the Company’s continued restructuring. The overall reduction in operating expenses is also attributable to reductions in certain variable operating expenses as a result of lower net revenues.

         General and administrative expenses for the nine months ended September 30, 2001 and 2000 were $5.2 million and $8.0 million, respectively, or 6.2% and 7.7%, respectively, of net revenues. The decrease in general and administrative expenses of 35.0% is primarily due to decreases in headcount and outside services related to the Company’s restructuring of its Globetrotters brand and closing of its Washington, D.C. headquarters office.

         Depreciation and amortization for the nine months ended September 30, 2001 and 2000 was $3.5 million and $5.2 million, or 4.2% and 5.0%, respectively, of net revenues. The decrease is principally due to the reduction in depreciable and amortizable assets as a result of the impairment charge recorded in 2000 as part of the Company’s restructuring.

         Restructuring and impairment charges for the nine months ended September 30, 2001 and 2000 were $8.0 million and $38.4 million, respectively. Charges for the nine months ended September 30, 2001 included approximately $6.3 million for the substantial impairment of goodwill related to Island, $935,000 for severance costs including benefits related to the 237 employees terminated as part of restructuring during the current year, and $739,000 for lease costs and other restructuring expenses principally related to the closing of Classic’s Chicago reservation center in response to the events of September 11. For the nine months ended September 30, 2000, charges included $35.0 million for the impairment of long-lived assets, $2.3 million for severance costs including benefits, and $1.1 million for lease costs and other restructuring expenses. The prior year restructuring and impairment charges were primarily related to the restructuring and consolidation of the Company’s discontinued Globetrotters products, and the closure the Company’s Washington, D.C. headquarters office.

         Interest income for the nine months ended September 30, 2001 and 2000 was $1.2 million and $2.3 million, respectively, or 1.5% and 2.2%, respectively, of net revenues. The lower amount of interest income earned was due to lower interest rates as well as lower levels of investable funds as a result of the reduction in customer deposits related to its discontinued products and the slowing economy.

         Interest expense for the nine months ended September 30, 2001 and 2000 was $2.6 million and $3.1 million, respectively. The decrease in interest expense for the nine months ended September 30, 2001 is principally due to lower percentage borrowing costs compared to the prior year.

         Other income for the nine months ended September 30, 2001 of $75,000 was primarily related to foreign currency gains related to the Company’s Classic Europe product. The Company does not specifically hedge its foreign currency transactions.

         The provision for income taxes for the nine months ended September 30, 2001 and 2000 was $45,000 and $60,000, respectively, for estimated state income taxes. The benefit that would normally be attributable to the loss before income taxes for the nine months ended September 30, 2001 and 2000 was offset by valuation allowances provided against the related deferred tax assets. The valuation allowances are a result of the Company’s history of significant operating losses.

         Net loss for the nine months ended September 30, 2001 and 2000 was $8.7 million and $43.1 million, respectively, or 10.3% and 41.3%, respectively, of net revenues. For both periods the net loss is principally due to restructuring and impairment charges of $8.0 million and $38.4 million, respectively. The improvement for the current year is also due to reductions in operating and general and administrative expenses as a result of the Company’s restructuring and consolidation.

         The following table summarizes the Company’s historical results of operations as a percentage of net revenues for the three months ended September 30, 2001 and 2000.

	Three Months Ended September 30,

	2001		2000

	Amount	%	Amount	%

Net revenues	$30,388	100.0	$40,620	100.0

Operating expenses	26,731	88.0	35,664	87.8

Gross profit	3,657	12.0	4,956	12.2

General and administrative expenses	1,653	5.4	3,198	7.9

Depreciation and amortization	1,150	3.8	1,488	3.7

Restructuring charge	7,378	24.3	38,382	94.4

Loss from operations	(6,524)	(21.5)	(38,112)	(93.8)

Interest income	376	1.2	953	2.3

Interest expense	(764)	(2.5)	(834)	(2.1)

Other	(10)	0.0	—	—

Loss before income taxes	(6,922)	(22.8)	(37,993)	(93.6)

Income tax provision	(15)	(0.0)	(60)	(0.1)

Net loss	$(6,937)	(22.8)	$(38,053)	(93.7)

         Net revenues for the three months ended September 30, 2001 and 2000, were $30.4 million and $40.6 million, respectively. The decrease in net revenues of 25.1% for the three months ended September 30, 2001 was due to: (a) restructuring of the Company’s Vacations by Globetrotters brand in which certain unprofitable products were discontinued, (b) the disruption of travel related to the September 11 terrorist attacks in New York and Washington, D.C., and (c) the weakness in the global economy. The Company has continued to experience revenue growth in certain emerging products (principally the Company’s Classic Caribbean and Classic Mexico products); however, the weakness in the global economy has led to lower revenues in other more mature products (principally the Company’s Classic Hawaii and its Allied Tours inbound U.S. products).

         The Company’s net revenues generally are highest in the second and third quarters of the year, while its expenses, as a percentage of net revenues, generally are highest in the first and fourth quarters.

         Operating expenses for the three months ended September 30, 2001 and 2000, were $26.7 million and $35.7 million, respectively, or 88.0% and 87.8%, respectively, of net revenues. Operating expenses include certain fixed costs that would typically result in an anticipated increase in operating expenses as a percentage of net revenues when revenues decrease. The increase for the three months ended September 30, 2001 was limited to only 20 basis points due to significant cost reductions and the elimination of certain unprofitable products within the past twelve months.

         General and administrative expenses for the three months ended September 30, 2001 and 2000 were $1.7 million and $3.2 million, respectively, or 5.4% and 7.9%, respectively, of net revenues. The decrease in general and administrative expenses of 48.3% is primarily due to decreases in headcount and outside services related to the Company’s restructuring of its Globetrotters brand and closing of its Washington, D.C. headquarters office.

         Depreciation and amortization for the three months ended September 30, 2001 and 2000 was $1.2 million and $1.5 million, or 3.8% and 3.7%, respectively, of net revenues. The decrease is principally due to the reduction in depreciable and amortizable assets as a result of the impairment charge recorded in 2000 as part of the Company’s restructuring.

         Restructuring and impairment charges for the three months ended September 30, 2001 and 2000 were $7.4 million and $38.4 million, respectively. Charges for the three months ended September 30, 2001 included approximately $6.3 million for the substantial impairment of goodwill related to Island, $293,000 for severance costs including benefits related to the 230 employees terminated during the quarter, principally in response to the events of September 11, and $739,000 for lease costs and other restructuring expenses principally related to the closing of Classic’s Chicago reservation center, which was also in response to the events of September 11. For the three months ended September 30, 2000, charges included $35.0 million for the impairment of long-lived assets, $2.3 million for severance costs including benefits, and $1.1 million for lease costs and other restructuring expenses. The prior year restructuring and impairment charges were primarily related to the restructuring and consolidation of the Company’s discontinued Globetrotters products, and the closure the Company’s Washington, D.C. headquarters office.

         Interest income for the three months ended September 30, 2001 and 2000 was $376,000 and $953,000, respectively, or 1.2% and 2.3%, respectively, of net revenues. The lower amount of interest income earned was due to lower interest rates earned as a result of general reductions in market interest rates and lower levels of investable funds as a result of the reduction in customer deposits related to the Company’s discontinued products and the slowdown in the economy.

         Interest expense for the three months ended September 30, 2001 and 2000 was $764,000 and $834,000, respectively. The decrease in interest expense for the three months ended September 30, 2001 was due to expenses incurred in the prior year related to the Company’s bank credit facility that was terminated in the current year. The effect of theses nonrecurring expenses was partially offset by additional interest incurred due to the issuance of additional convertible notes during the past twelve months as payment of interest on the Company’s current outstanding debt.

         Other expense for the three months ended September 30, 2001 was $10,000 and primarily represented foreign currency losses related to the Company’s Classic Europe product. The Company does not specifically hedge its foreign currency transactions.

         The income tax provision recognized for the three months ended September 30, 2001 and 2000 was $15,000 and $60,000, respectively for estimated state income taxes. The benefit that would normally be attributable to the loss before income taxes for the three months ended September 30, 2001 and 2000 was offset by valuation allowances provided against the related deferred tax assets. The valuation allowances are a result of the Company’s history of significant operating losses.

         Net loss for the three months ended September 30, 2001 and 2000 was $6.9 million and $38.1 million, principally the result of restructuring and impairment charges of $7.4 million and $38.4 million, respectively.

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

         The tragic events of September 11 had a significant and material adverse impact on the travel and hospitality industries. These events have adversely impacted the Company and have created greater uncertainty with respect to the predictability of the Company’s liquidity and capital resources. The disruption in travel that resulted from the terrorist attacks led to significant cancellations of existing bookings resulting in lower revenues and the continuing concern about possible additional terrorist attacks has resulted in a significant slowdown in advanced booking patterns for future travel.

         As is typical in the vacation wholesale industry, the Company relies upon the float generated by advanced bookings to fund operations and has historically operated with an expected working capital deficit. At September 30, 2001 the Company’s current liabilities exceeded current assets by $47.5 million, compared to $49.9 million at September 30, 2000. If the float generated by advanced bookings were to shrink due to the slowdown in travel, consumers waiting closer to the time of travel to make their travel plans, or other factors that might restrict the Company’s access to the float, the Company would be required to find an alternative source of capital.

         Because the Company anticipates that the current slowdown in advance bookings may continue and the full impact of the September 11 events may not yet be known, in November 2001 the Company secured up to $24.25 million in additional financing with 7 1/2% Notes (defined above). The 7 1/2% Notes require the Company to meet certain covenants and other restrictions. Specifically, the 7 1/2% Notes require the Company to become privately held by October 2002 and to meet certain customer booking levels or the lenders may demand payment of amounts then outstanding under the 7 1/2% Notes. The financing under the 7 1/2% Notes is available to the Company in multiple tranches. In November 2001 the Company received the first $10 million under the financing, with the remaining $14.25 million available for future borrowings subject to certain conditions, including the absence of additional terrorism. Management believes that current available financing together with recent reductions in operating expenses will enable the Company to sustain operations through at least March 2003. However, there can be no assurances that if advance booking trends deteriorate further or continue at their current depressed levels for an extended period, if the average lead time for advanced bookings shortens, or if other events or conditions were to restrict the availability to the Company of the float from advance customer payments, the financing arranged may not be sufficient and the Company may be required to find an additional source of capital. An alternative source of capital would also be required if the Company were to fail to continue to comply with the terms of the 7 1/2% Notes and the lender were to require prepayment as a result of such default. Additional or alternative sources of capital may not be available to the Company at the time they might be needed, or may not be available at terms acceptable to the Company. Such an event could have a material adverse effect on the business, financial condition and results of the Company. The 7 1/2% Notes mature on December 31, 2006. Interest is payable quarterly beginning March 1, 2002, and through June 1, 2003 interest is payable in either cash or additional 7 1/2% Notes.

         The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has been advised by its independent public accountants that if the Company cannot achieve sufficient customer booking levels to maintain debt compliance, sustain its customer deposits and related cash flows, or the Company has not restructured itself as a privately held entity prior to the completion of their audit of the Company’s financial statements for the year ending December 31, 2001, their auditors’ report on those financial statements will be modified to reflect this potential going concern contingency.

         At September 30, 2001, the Company had cash and cash equivalents of $21.7 million, excluding $4.2 million of cash restricted pursuant to contracts with private label partners. Contracts with certain of the Company’s private label partners require that certain funds including customer deposits be segregated from general cash reserves and restrict the disbursement of these funds prior to the commencement of travel. At September 30, 2001 the Company had short-term investments of $5.2 million consisting of a certificate of deposit. The Company has pledged the certificate of deposit as collateral securing stand-by letters of credit.

         At September 30, 2001 the Company maintained a credit facility (“LC Facility”) used to secure standby letters of credit with a capacity of $5.0 million. At September 30, 2001 there were approximately $4.1 million of stand-by letters of credit outstanding under the LC Facility with $922,000 available for the issuance of additional standby letters of credit. The LC Facility matures on May 1, 2004. The LC Facility is collateralized with a certificate of deposit of $5.2 million.

         Prior to August 2001 the Company also maintained a second credit facility with a consortia of lending institutions. This second facility had been used to finance the acquisition of several of the Company’s subsidiaries in 1998 and 1999. Borrowings for acquisitions were repaid in 2000. This facility was also used to secure standby letters of credit until the Company’s LC Facility was secured in March 2001. The Company terminated this credit facility in August 2001. At September 30, 2001 the Company had $502,000 of standby letters of credit outstanding with one of the banks participating in this facility. These standby letters of credit are secured by a standby letter of credit under the Company’s LC Facility.

         At September 30, 2001 the Company had $30.1 million of 9% convertible subordinated notes (the “9% Notes”) related to a $27.5 million cash infusion raised in June 2000 from a private investor. The 9% Notes which matures on July 1, 2007 are convertible at any time by the holder into the Company’s common stock at a conversion price of $5.25 per share. Interest is payable quarterly. Through August 1, 2003 the Company can elect to pay quarterly interest due in either cash, additional notes with the same terms as the original 9% Note, or common stock. To date the Company has elected to make interest payments in the form of additional convertible notes. In October 2001 the Company issued an additional 9% Note in the amount of $676,000 as payment for interest due October 1, 2001.

         During the nine months ended September 30, 2001, net cash provided by operations was $10.3 million. Net cash used in investing activities was $8.6 million including $1.7 million for additions to property and equipment, $5.2 million for the purchase of a certificate of deposit used to collateralize the Company’s new credit facility and $1.7 million paid during the period as deferred acquisition consideration related the Company’s 1999 acquisition of Island Resort Tours. Net cash used in financing activities was $178,000 representing repayment of capital lease obligations.

         During the nine months ended September 30, 2000 net cash provided by operations was $28.7 million. Net cash used in investing activities was $2.4 million principally related to additions to property and equipment. Net cash used in financing activities was $3.6 million representing the repayment of borrowings under the credit facility of $29.4 million and repayment of capital lease obligations of $264,000 less the net proceeds received on the 9% Note during the period of $26.1 million. The net proceeds of the 9% Note include $1.4 million of deferred financing costs paid.

         The decrease in cash provided by operations from $28.7 million to $10.3 million was primarily due to a reduction in the customer deposit and accounts payable float generated by both the Company discontinuing certain unprofitable products as part of its restructuring in 2000 as well as the decrease in the Company’s revenues due to the slowing economy and the disruption of travel related to the terrorist attacks on September 11. The impact of the reduction in the float was softened by changes in the Company’s receivables. For the nine months ended September 30, 2000 accounts receivable increased by $12.4 million resulting in a use of funds. For the same nine months ended September 30, 2001 accounts receivable decreased by $2.5 million resulting in a source of funds. This $14.9 million difference in the source of funds related to accounts receivable was due to increased collection efforts and the discontinuation of certain unprofitable products as part of the Company’s restructuring, as well as overall lower revenues related to the softening economy and the disruption of travel in September 2001. In spite of the increase in the source of funds related to accounts receivable of $14.9 million, the overall source of funds from operations decreased by $18.4 million principally due to a decrease in the source of funds related to accounts payable, accrued expenses and customer deposits as a result of a decrease in the float available to the Company. The Company arranged the 7 1/2% Notes because it anticipates that the float available to the Company may continue to decrease. While the Company believes that the 7 1/2% Notes will be sufficient to meet the Company’s needs, there can be no assurances that given the uncertainty of the current environment that they will be sufficient, and an additional source of capital may be required. If needed, such additional source of capital may not be available to the Company, or may not be available at terms acceptable to the Company. Such an event could have a material adverse effect on the business, financial condition and results of the Company.

         The Company’s operations are seasonal in nature. Historically the Company generates cash from operations during the first and second quarters, and uses cash in operations during the third and fourth quarters. The $10.3 million of cash provided by operations for the nine months ended September 30, 2001 is not necessarily indicative of the results to be expected for the full year. Additionally, the effects of the September 11 terrorism may not be fully reflected as of September 30, 2001 and historical trends may not be reliable until the current global economic and political situation stabilizes and consumer travel patterns return to normal.

         Although the Company expects to not be profitable for the year ending December 31, 2001, the Company anticipates that its existing cash, cash from operations, and currently available credit under its 7 1/2% Notes will provide sufficient resources to enable the Company to meet its working capital needs, planned capital expenditures and other obligations through at least at least March 2003.

Fluctuations in Quarterly Results of Operations

         The leisure travel industry is seasonal and the Company’s results have fluctuated because of these seasonal variations. Net revenues and gross profit for the Company are generally higher in the second and third quarters. Exclusive of the Company’s losses attributable to its former Globetrotters brand that led to the Company’s restructuring, the Company has historically reported net losses in the fourth and first quarters. Due to significant levels of advance payments and advance booking patterns, the Company’s cash flow from operations has historically been positive in the first two quarters, and negative in third and fourth quarters of recent years. The timing of when certain holidays fall (e.g. Easter) can also lead to fluctuations in the Company’s quarterly results. The Company expects this seasonality to continue in the future. The Company’s quarterly results may also be subject to changes in the mix of services offered by the Company, domestic and international political and economic conditions impacting travel patterns, extreme weather conditions or other factors affecting leisure travel.

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

         In June 2001, the FASB approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs. The Company has not completed an evaluation of the Company’s goodwill under the impairment guidelines of SFAS No. 142.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

1)	10.48 Note Purchase Agreement Dated November 2, 2001 between the Registrant and CVG Investment, LLC.

2)	10.49 7 1/2% Convertible Senior Subordinated Note Dated November 5, 2001

3)	10.50 7 1/2% Exchangeable Senior Subordinated Note Dated November 5, 2001

4)	10.51 Agreement to Tender dated November 2, 2001 between CVG Investments LLC, their affiliates and the Registrant

5)	10.52 Waiver Dated November 2, 2001 between GV Investments, LLC and the Registrant

6)	3.1 (BETA) Restated Certificate of Incorporation of the Registrant as Amended

7)	3.2 (LAMDA) Amended and Restated By-laws of the Registrant

         Incorporated herein by reference:

(BETA)	Previously filed as the same exhibit number on August 14, 2001 under a Form 10-Q (file no 001-14353)

(LAMDA)	Previously filed as the same exhibit number under a Registration Statement on Form S-1 (file no 333-52673)

(b)	Reports on Form 8-K during the quarter ended September 30, 2001.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2001

CLASSIC VACATION GROUP, INC.

	By:	/s/ Debbie A. Lundquist

Debbie A. Lundquist Executive Vice President & Chief Financial Officer